Form 10-Q
period 1999-06-30
CAREERBUILDER INC
filed 1999-08-16
CIK 1065748

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO       .

                       COMMISSION FILE NUMBER 000-25949

                               CAREERBUILDER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                          54-1779164
          (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

              11495 SUNSET HILLS ROAD                    20190
                     SUITE 210                         (ZIP CODE)
                 RESTON, VIRGINIA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 703-709-1001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X_ NO __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, $0.001 PAR VALUE                 23,543,200 SHARES
            (Class)                         (Outstanding at July 31, 1999)


                                   FORM 10 - Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
         Unaudited Condensed Statements of Operations - Six and Three Months
         Ended June 30, 1999 and 1998                                            3
         Unaudited Condensed Balance Sheets - June 30,1999
         and December 31, 1998                                                   4
         Unaudited Condensed Statements of Cash Flows - Six Months
         Ended June 30, 1999 and 1998                                            5
         Notes to Unaudited Condensed Interim Financial Statements               6
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   9

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                               15
Item 5. Other Information
Item 6. Exhibits and reports on Form 8-K                                        26
Signatures............................................                          27
Index of Exhibits.....................................                          28

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL INFORMATION

                               CAREERBUILDER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                                  1999            1998                1999            1998
                                                                --------         -------            --------        -------
                                                                      (UNAUDITED)                         (UNAUDITED)
Revenue:
  Service fees                                                  $  3,255        $  1,412           $   6,030       $  2,315
  Software license fees                                                8              91                  39            242
                                                                --------         -------            --------        -------
    Total revenue                                                  3,263           1,503               6,069          2,557
                                                                --------         -------            --------        -------
Cost of revenue:
  Service fees                                                     1,461             273               2,570            446
  Software license fees                                                1              26                   8             43
                                                                --------         -------            --------        -------
    Total cost of revenue                                          1,462             299               2,578            489
                                                                --------         -------            --------        -------
Gross profit                                                       1,801           1,204               3,491          2,068
                                                                --------         -------            --------        -------
Operating expenses:
  Product development                                                455             508               1,084          1,100
  General and administrative                                       1,036             454               1,745            962
  Sales and marketing                                              5,094           3,261               9,715          6,119
  Equity-based expense                                               715               -                 791              -
                                                                --------         -------            --------        -------
    Total operating expenses                                       7,300           4,223              13,335          8,181
                                                                --------         -------            --------        -------
Loss from operations                                             (5,499)         (3,019)             (9,844)        (6,113)
                                                                --------         -------            --------        -------

Net interest income (expense)                                        344               2                 240             10
                                                                --------         -------            --------        -------
Loss before income taxes                                         (5,155)         (3,017)             (9,604)        (6,103)
Income taxes                                                           -               -                   -              -
                                                                --------         -------            --------        -------
Net Loss                                                         (5,155)         (3,017)             (9,604)        (6,103)
                                                                --------         -------            --------        -------
Preferred stock dividend requirements                              (271)           (245)               (737)          (473)
                                                                --------         -------            --------        -------
Net Loss to common stockholders                                 $(5,426)        $(3,262)           $(10,341)       $(6,576)
                                                                ========         =======            ========        =======

Basic and diluted net  loss per share                           $ (0.38)        $ (0.74)           $  (1.07)       $ (1.50)
Weighted average shares outstanding                               14,396           4,412               9,688          4,391

Unaudited pro forma basic and diluted net loss per              $ (0.25)        $ (0.22)           $  (0.52)       $ (0.46)
share
Weighted average shares used to compute unaudited                 20,390          13,617              18,318         13,357
pro forma net loss per share

See accompanying notes to condensed interim financial statements.

                               CAREERBUILDER, INC.

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                             JUNE 30, 1999        DECEMBER 31, 1998
                                                              (UNAUDITED)
                                                              -----------
Current Assets:
  Cash and cash equivalents                                       $    78,358          $       2,709
  A/R, net of allowance of $376 and $135, respectively                  1,635                  1,581
  Other                                                                 1,840                    442
                                                                 ------------         --------------
Total current assets                                                   81,833                  4,732
Property and equipment, net of accumulated                              1,537                  1,213
depreciation and amortization of $1,801 and $1,254
respectively
Other                                                                      55                     97
                                                                 ------------         --------------

Total assets                                                      $    83,425          $       6,042
                                                                 ============         ==============

Current liabilities
  Accounts payable                                                 $     1,109          $       1,514
  Accrued expenses                                                       3,638                  1,474
  Lines of credit                                                            -                  3,450
  Deferred revenue                                                       1,220                  2,193
                                                                  ------------         --------------
Total current liabilities                                                5,967                  8,631
                                                                  ------------         --------------

Total liabilities                                                        5,967                  8,631
                                                                  ------------         --------------

Convertible redeemable preferred stock                                       -                 18,931

Commitments and contingencies
Stockholders' equity (deficit):
  Common Stock, $.001 par value                                             24                      5
  Additional paid in capital                                           108,807                    244
  Accumulated deficit                                                 (31,373)               (21,769)
                                                                  ------------         --------------
Total stockholders' equity (Deficit)                                    77,458               (21,520)
                                                                  ------------         --------------

                                                                   $    83,425          $       6,042
                                                                  ============         ==============

See accompanying notes to condensed interim financial statements.

                               CAREERBUILDER, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             1999          1998
                                                                             ----          ----
                                                                                 (UNAUDITED)
Cash flows used by operating activities:
  Net income (loss)                                                        $ (9,604)      (6,103)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Noncash items included in net income (loss):
      Depreciation and amortization                                              547          402
      Allowance for doubtful accounts                                            241          232
      Equity-based expense                                                       791            -
    (Increase) decrease in assets:
      Accounts receivable                                                      (295)        (743)
      Other operating assets                                                 (1,398)         (22)
    Increase (decrease) in liabilities:
      Accounts payable                                                         (405)        (428)
      Accrued expenses                                                         2,164          813
      Deferred revenue                                                         (973)        2,104
                                                                             -------      -------
        Net cash used by operating activities                                (8,932)      (3,745)
                                                                             -------      -------

Cash flows used by investing activities:
  Purchases of property and equipment                                          (871)        (553)
  Decrease in other assets                                                        42           25
                                                                             -------      -------
   Net cash used in investing activities                                       (829)        (528)
                                                                             -------      -------

Cash flows from financing activities:
  Issuance of Class F convertible redeemable preferred stock                  10,986        3,280
  Initial public offering, net of expenses                                    59,975            -
  Investment from Microsoft                                                   17,846            -
  Exercise of stock options                                                       53            6
  Advances on line of credit, net                                                390          352
  Payoff of line of credit, net                                              (3,840)            -
                                                                             -------      -------
    Net cash provided by financing activities                                 85,410        3,638
                                                                             -------      -------
Net change in cash and cash equivalents                                    $  75,649      $ (635)
Cash and cash equivalents, beginning of period                             $   2,709       $1,909
                                                                          ----------    ---------
Cash and cash equivalents, end of period                                   $  78,358     $  1,274
                                                                          ==========    =========
Supplemental Cash Flow Information:
  Interest and Income Taxes Paid:
    Interest Paid                                                                388           46
    Taxes Paid                                                                     -            -

See accompanying notes to condensed interim financial statements.

                               CAREERBUILDER, INC.

               NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The condensed financial statements include the accounts of CareerBuilder, Inc. ("CareerBuilder" or the "Company"). The condensed balance sheet as of June 30, 1999, the condensed statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the interim financial statements. Certain amounts in the 1998 condensed statements have been reclassified to conform to the 1999 presentation. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Form S-1 filed with the Securities and Exchange Commission on May 11, 1999.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

     Service revenue consists of the sale of classified employment advertising on Company-owned and affiliate websites and is recognized ratably over the subscription period. Revenue from the sale of software is recorded upon shipment of the product to the buyer, net of estimated returns.

     Deferred revenue represents amounts billed or payments received in advance of the subscription period and is recognized as revenue ratably over the subscription period.

(b) COST OF REVENUE

     Cost of revenue includes both cost of service and cost of software license fees. Cost of service fees includes costs associated with hosting the network, including depreciation expense and commissions and fees paid to ADP, Inc. ("ADP") and affiliates. Amounts incurred for affiliates and ADP commissions were approximately $1.0 million and $1.7 million for the three and six months ended June 30, 1999, respectively. Total affiliate and ADP commission expense for three and six months ended June 30, 1998 were $38,000 and $40,000, respectively. Cost of software license fees consist of royalties paid to third parties for an embedded database included in the software license.

(c) CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

(d) EQUITY-BASED EXPENSE

     Equity-based expense represents the amortization of the fair market value of warrants issued to ADP, NBC and Microsoft. The warrants are amortized straight-line over the life of the respective agreements.

(e) NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same. Pro forma basic and diluted net income (loss) per share has been calculated assuming the conversion of all shares of preferred stock outstanding during 1998 and 1999, respectively, into common stock, as if the shares had converted immediately upon their issuance.

(f) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 3 -- LINES OF CREDIT

     As of June 30, 1999, all debt and lines of credit have been paid in full. The Company retains a line of credit for up to $2,000,000, with the amount actually available for borrowing adjusted based upon the Company's accounts receivable and property and equipment balances, and it matures on December 28, 1999. The Company is in the process of renegotiating the terms of this line of credit.

NOTE 4 -- INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

     The Company completed its initial public offering of 5,075,000 shares of Common Stock, inclusive of 675,000 shares from the exercise of the underwriters over-allotment option, at a price of $13.00 per share on May 17, 1999, and received net proceeds (after expenses of the offering) of $60.0 million. Upon the closing of the initial public offering, all 11,856,295 outstanding shares of preferred stock were converted into 11,856,295 shares of common stock.

     In addition, on May 4, 1999, CareerBuilder entered into a service and distribution agreement with Microsoft. CareerBuilder will provide career sites for the Microsoft Network. These career sites will become members of the CareerBuilder Network. Microsoft purchased 1,372,817 shares of CareerBuilder's common stock for an aggregate purchase price of approximately $17.8 million, or $13.00 per share. In addition, for no additional cash consideration CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of common stock with an exercise price of $13.00 per share. The warrant is immediately exercisable in full. CareerBuilder expects to recognize approximately $5.8 million of expense related to the Microsoft warrant ratably between 1999 and 2001, reflecting the term of the strategic agreement. Also, under a service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $786,000 in 1999, up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site is expected to be implemented in the fall and to date no amounts have been incurred and no payments have been made.

     The net proceeds of approximately $77.8 million from both the initial public offering and the Microsoft investment were added to the working capital of the Company. The Company has invested such funds in short-term, interest bearing investment grade obligations.

     CareerBuilder implemented an employee stock purchase plan (ESPP) effective May 7, 1999. The plan allows employees to voluntarily purchase shares of common stock from the Company in a series of one or more offerings during the year through payroll deductions. Employees may purchase the stock at a 15% discount from the lower of the closing price of Common Stock on the offering commencement date or the last business day on which the offering terminated. Each offering commencement date will begin a six month period except for the initial offering period which is from May 7, 1999 to December 31, 1999. The total number of shares under the ESPP plan is limited to 3,300,000 shares of Common Stock less the sum of the number of shares awarded or issued under the Company's 1999 Stock Incentive Plan and the Company's 1999 Director Stock Option Plan. The plan is administered by the Board of Directors.

NOTE 5 -- STOCK COMPENSATION

     In connection with the joint marketing and sales representative agreement with ADP and its amendment dated March 5, 1999 and the sale of shares of capital stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares of common stock vested at the signing of the amendment at an exercise price of $12.00 per share. As a result, the company began to record equity-based expense for the 380,000 shares in March 31, 1999. The expense is measured based upon the fair value of the warrants. Warrants for the second and third installments of up to 380,000 shares of common stock each will vest on March 31, 2001 and March 31, 2002, respectively, based on ADP achieving specified revenue-based milestones. The revenue-based milestones are measured for a specific time period, by subtracting from total revenue received from customers for which ADP has acted as a sales agent, sales commissions paid to ADP. In order for the March 2001 installment of the warrant to vest, revenue minus sales commission for the period from March 1, 1999 through March 30, 2001 must exceed $10.2 million. In order for the minimum number of shares under the March 2002 installment to vest, the milestone of revenue minus sales commission for the period from April 1, 2001 through March 30, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. The exercise price for the second and third installments is $5.00 per share. The ADP warrant contains antidilution provisions that increase the number of shares for which the warrant is exercisable if CareerBuilder issues additional equity securities primarily for financing purposes. Each remaining installment of the warrant may be issuable upon exercise for a maximum of 516,824 shares based on current antidilution calculations. The number of shares of common stock issuable upon exercise of the warrant may increase up to a maximum of 568,506 shares for each of the second and third installments as a result of these provisions. The first, second and third installments are each exercisable, to the extent vested, during the five-year period following March 4, 1999, March 31, 2001 and March 31, 2002, respectively.

     CareerBuilder also issued two warrants representing the right to purchase up an aggregate of 147,321 shares of common stock in connection with an agreement with NBCMultimedia, Inc., an affiliate member of the CareerBuilder Network. CareerBuilder began to record equity-based expense for the 147,321 shares in March 31, 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's business, the markets for the Company's services, the Company's anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans", "expects", "will", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believes", "anticipates", "intends", "may", "should", "continue", "seek", "could" and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, those factors set forth below under "Certain Factors That May Affect Future Results," as well as the other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form S-1 filed May 11,1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 1996, 1997 and 1998, included in the Company's Form S-1 filed May 11, 1999.

OVERVIEW

     CareerBuilder, Inc. ("CareerBuilder" or "the Company") provides comprehensive online recruitment offerings for employers, major media companies and job seekers. CareerBuilder was founded in November 1995 and has grown from 7 employees at June 30, 1996 to 142 employees at June 30, 1999. During the period from inception in November 1995 to September 1996, CareerBuilder had insignificant revenue and was primarily engaged in developing online recruiting technology, specifically TeamBuilder Software and the CareerBuilder.com career site. During July and August of 1996, CareerBuilder expanded its operations by adding direct sales and marketing personnel. CareerBuilder's sales commenced in September 1996. CareerBuilder began generating more significant revenue in the fourth quarter of 1996 through the sale of perpetual licenses for TeamBuilder Software and through customer service fees for monthly subscriptions. In November 1997, CareerBuilder introduced TeamBuilder Online, to provide Internet-based access to its online recruitment offerings. In May 1998, CareerBuilder launched the CareerBuilder Network by hosting the career sites located on the Internet sites of interactive media companies.

     The Company completed its initial public offering of 5,075,000 shares of Common Stock, including 675,000 shares from the exercise of the underwriters' over-allotment option, at a price of $13.00 per share on May 17, 1999, and received net proceeds (after expenses of the offering) of $60.0 million. In addition, on May 4, 1999 CareerBuilder entered into a service and distribution agreement with Microsoft. As part of this transaction CareerBuilder will provide career sites for the Microsoft Network. These career sites will become members of the CareerBuilder Network. Microsoft purchased 1,372,817 shares of CareerBuilder's common stock for an aggregate purchase price of approximately $17.8 million, or $13.00 per share. In addition, for no additional cash consideration CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of common stock with an exercise price of $13.00 per share. The warrant is immediately exercisable in full. CareerBuilder expects to recognize approximately $5.8 million of expense related to the Microsoft warrant ratably between 1999 and 2001, reflecting the term of the strategic agreement. The net proceeds of approximately $77.8 million from both the initial public offering and the Microsoft investment were added to the working capital of the Company. The Company has invested such funds in short-term, interest bearing investment grade obligations.

     CareerBuilder's revenue is derived principally from service fees. From its inception in November 1995 through December 31, 1998, CareerBuilder generated approximately 88% of its total revenue from service fees and 12% from software license fees. For the quarter ended June 30, 1999, service fees accounted for approximately 100% of total revenue and year to date service fees accounted for 99% of total revenue. Through June 30, 1999, quarterly and year to date Software License fees were one percent or less. CareerBuilder expects that service fee revenue will continue to account for a substantial portion of its revenue for the foreseeable future.

     - SERVICE FEES. Service fees include:

       - subscription fees received from customers that post up to a specific number of job advertisements per month on the career sites that constitute the CareerBuilder Network;

       -   banner and other employment advertising fees; and

       -   fees for recruiting services provided by CareerBuilder.

       Customers typically subscribe for three-, six- or twelve-month subscriptions. Customers may also subscribe on an individual posting basis. TeamBuilder Online is provided to customers as part of their monthly service or individual advertising fee. CareerBuilder does not charge an initial fee. Customers have the option of electing to receive additional set-up assistance for a modest fee. The subscription fees are recognized ratably over the subscription period. If additional set-up assistance is elected, the set-up fees are generally recognized at the time the service is performed. Revenue from specific numbers of individual monthly postings are recognized during the month following the month such postings are made. Revenue from banner and other employment advertising on CareerBuilder.com is recognized when the advertising impressions are delivered. Fees for recruiting services are recognized as the services are performed.

     - SOFTWARE LICENSE FEES. Software license fees are generated from sales of TeamBuilder Software. Customers generally purchase a perpetual license for TeamBuilder Software and associated features. Revenue from the sale of perpetual software licenses is composed of gross revenue less estimated returns, and is recognized upon delivery to customers. Careerbuilder expects that future software license revenues will be insignificant.

     Customers can post job advertisements on CareerBuilder.com as well as career sites of the members of the CareerBuilder Network. The members of the CareerBuilder Network receive a portion of the subscription fee from customers that choose to post job advertisements on their respective career sites. The portion of the subscription fee paid to members of the CareerBuilder Network is included in cost of revenue. In addition, CareerBuilder pays fees, including advertising and marketing fees, to four current CareerBuilder Network members, and, in one case, may offset a portion of these advertising fees through job advertising fees paid to this member. Under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $786,000 in 1999, up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site is expected to be implemented in the fall of 1999 and to date no payments have been made.

     CareerBuilder is party to a joint marketing and sales representative agreement with Automatic Data Processing ("ADP"). Pursuant to the joint marketing and sales representative agreement, ADP receives a percentage of the total monthly revenue received by CareerBuilder from orders procured by ADP. This sales commission fee is included in CareerBuilder's cost of revenue. The sales commission fee as a percentage of service fee revenue varies based on the relative job posting activity of these customers between CareerBuilder.com and the other sites on the CareerBuilder Network. CareerBuilder recognizes all of the revenue derived from the ADP sales channel. ADP is generally responsible for billing and collecting from these customers. Revenue from orders procured by ADP accounted for approximately 39% of its total revenue for the quarter ended June 30, 1999 and 37% of its total revenue for the six months ended June 30, 1999.

     CareerBuilder cost of revenue as a percentage of revenue has increased over the last several quarters. This increase primarily resulted from two factors:

     - an increase in sales commissions paid to ADP due to increased ADP revenue; and

     - an increase in fees paid to members of the CareerBuilder Network due to network revenue growth.

     In connection with the execution of the joint marketing and sales representative agreement and its amendment and the sale of shares of capital stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares vested at the signing of the amendment. CareerBuilder also issued two warrants representing the right to purchase up to an aggregate of 147,321 shares of common stock in connection with an agreement with NBC Multimedia, Inc., an affiliate member of the CareerBuilder Network. In connection with the Microsoft service and distribution agreement, CareerBuilder issued a warrant to Microsoft to purchase 873,534 shares of common stock that are immediately exercisable in full. CareerBuilder expects to recognize approximately $8.2 million of expense related to the ADP, NBC, and Microsoft warrants between 1999 and 2002, ratably, based on the duration of these agreements. In addition, if and when ADP achieves specified revenue milestones, CareerBuilder could incur additional expenses that could be substantial. For more information regarding the ADP warrant and these potential expenses, see

"Certain Factors That May Affect Future Results". -- We could be required to record significant expenses if ADP achieves revenue goals."

     CareerBuilder has incurred substantial net losses in every fiscal period since its inception in November 1995, and as of June 30, 1999 had an accumulated deficit of $31.4 million. Such net losses and the accumulated deficit resulted from CareerBuilder's significant costs incurred in developing its online recruitment offerings, including establishing the CareerBuilder Network.

RESULTS OF OPERATIONS

REVENUE

     CareerBuilder total revenue increased 117% from $1.5 million for the quarter ended June 30, 1998 to $3.3 million for the quarter ended June 30, 1999. Total revenue increased 137%, from $2.6 million for the six months ended June 30, 1998 to $6.1 million for the six months ended June 30, 1999. The increases in total revenue were primarily due to an increase in the number of customers subscribing to the CareerBuilder Network as a result of increased direct and telesales efforts and increased marketing and promotional activities, as well as increased sales activities by ADP. For the quarter ended June 30, 1998, ADP had only recently begun offering CareerBuilder's online recruitment services. Revenue derived from ADP's efforts comprised less than 3% of total revenue for the quarter ended June 30, 1998 and 39% for the quarter ended June 30, 1999; revenues derived from ADP's efforts comprised less than 2% of total revenue for the six months ended June 30, 1998 and 37% for the six months ended June 30, 1999.

     CareerBuilder's revenue is composed of service fees and software license fees. Services fees consist of subscription fees from customers to post job advertisements on the CareerBuilder Network; banner and other employment advertising fees and fees for recruiting services provided by CareerBuilder. Service fees totaled $1.4 million or 94% of total revenue for the quarter ended June 30, 1998 and $3.3 million or 100% for the quarter ended June 30, 1999. Year to date service fees represented $2.3 million or 91% of total revenue through June 30, 1998 compared to $6.0 million or 99% of total revenue through June 30, 1999. CareerBuilder expects that service fees will continue to account for a significant portion of its revenue.

     Subscription fees accounted for 85% of total service fees for the three months ended June 30, 1998 compared to 83% for the three months ended June 30, 1999. Year to date subscription fees were 86% of total service fees through June 30, 1998 and 86% through June 30, 1999. Subscription fees are expected to grow as the number of customers grow in the CareerBuilder Network.

     Software license fees consist of license fees generated from the sales of TeamBuilder software. Software license fees totalled $91,000 representing 6% of total revenues for the quarter ended June 30, 1998 compared to $8,000 or less than 1% of total revenues for the quarter ended June 30, 1999. Year to date software fees were $242,000 or 9% of total revenues through June 30, 1998 compared to $39,000 or less than 1% through June 30, 1999. Careerbuilder expects that future software license fees will be insignificant to total revenues.

COST OF REVENUE

     Cost of revenue consists of commissions paid to ADP for its sales of CareerBuilder's online recruitment offerings, fees paid to CareerBuilder Network affiliates, and expense associated with the cost of hosting the career sites on the CareerBuilder Network, including depreciation. Cost of revenue also includes expenses associated with customer support and the delivery of professional services. Cost of revenue increased 389% from $.3 million for the quarter ended June 30, 1998 to $1.5 million for the quarter ended June 30, 1999 and as a percentage of revenue increased from 20% for the quarter ended June 30, 1998 to 45% for the quarter ended June 30, 1999. Cost of revenue increased 428% from $.5 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999 and as a percentage of revenue increased from 19% for the six months ended June 30, 1998 to 42% for the six months ended June 30, 1999. These increases were primarily due to commissions paid to ADP, fees paid to the members of the CareerBuilderNetwork (see Notes to the Financial Statements, Note 2, (b)), expenses associated with customer support which includes the increased costs in 1999 associated with the expansion of customer service and recruiting services provided by CareerBuilder for its customers, and expenses, including depreciation, associated with hosting the career sites on the CareerBuilder Network. For the quarter ended, and the six months ended June 30, 1998, CareerBuilder did not pay any significant sales commission fees to ADP or service fees to the CareerBuilder Network affiliates.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotional expenses, trade show expenses, advertising and marketing fees paid to members of the CareerBuilder Network and depreciation expense. Sales and marketing expenses increased 56% from $3.3 million for the quarter ended June 30, 1998 to $5.1 million for the quarter ended June 30, 1999. Sales and marketing expenses increased 59% from $6.1 million for the six months ended June 30, 1998 to $9.7 million for the six months ended June 30, 1999. The increase in sales and marketing expenses was due primarily to an increase in sales personnel, including the establishment of a channel sales force that supports ADP's sales effort, costs related to the continued development of CareerBuilder's marketing and branding campaigns, and, to a lesser extent, sales commissions associated with the increase in revenue.

     Product Development. Product development expenses include expenses for research, design and development of CareerBuilder's proprietary technology incorporated in the TeamBuilder offerings and the CareerBuilder Network, and expenses associated with operating TeamBuilder Online and the operation of the CareerBuilder Network. CareerBuilder, to date, has expensed all development costs as they have been incurred. Product development expenses declined 10% from $508,000 for the quarter ended June 30, 1998 to $455,000 for the quarter ended June 30, 1999. Product development expenses remained consistent at $1.1 million for the six months ended June 30, 1998 and June 30, 1999. The decrease in product development expenses was due primarily to the expansion and reorganization of the customer service organization in 1999 which resulted in the reclassification of these expenses to cost of sales. In 1998 the customer support organization was composed of a small group that had dual responsibilities between development and support. In early 1999, as the Company grew, this area was expanded and reorganized into a more defined customer service area requiring the expense to be reported as cost of sales. There was a modest increase in expenses associated with operating TeamBuilder Online and the operation of the CareerBuilder Network, as the number of TeamBuilder Online customers and the number of CareerBuilder Network affiliates grew.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense, depreciation expense for property and equipment not associated with hosting career sites and general office expenses. General and administrative expenses increased 128% from $.5 million for the quarter ended June 30, 1998 to $1.0 million for the quarter ended June 30, 1999. General and administrative expenses increased 81% from $1.0 million for the six months ended June 30, 1998 to $1.7 million for the six months ended June 30, 1999. The increase in general and administrative expenses was due primarily to the costs associated with developing the infrastructure necessary for going public by incurring new expenditures, primarily directors and officers insurance and increased legal fees, as well as an increase in administrative and executive personnel.

EQUITY-BASED EXPENSE

     Equity-based expense of $715,000 for the quarter ended June 30, 1999, and $791,000 for the six months ended June 30, 1999 consists of expenses related to the issuance of warrants to Microsoft in May 1999 and ADP and NBC in March 1999. There was no equity based expense for the quarter ended, or the six months ended, June 30, 1998.

NET INTEREST INCOME

     Net interest income was approximately $2,000 for the quarter ended June 30, 1998 and $344,000 for the quarter ended June 30, 1999. Net interest income was approximately $10,000 for the six months ended June 30, 1998 and $240,000 for the six months ended June 30, 1999. Interest income was attributable to cash, cash equivalents and short-term investments primarily attributable to the net proceeds received by CareerBuilder from its initial public offering of common stock and from the Microsoft investment in May 1999, net of interest expenses primarily from CareerBuilder's lines of credit that were paid off in May and June of 1999.

TAXES

     CareerBuilder has incurred significant operating losses for all periods from its inception in November 1995 through June 30, 1999. CareerBuilder has recorded a valuation allowance for 100% of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. Accordingly, no income tax benefits have been recognized in any periods. Due to the Company's recent initial public offering, a change in control under section 382 of the Internal Revenue Code may have occurred. If a change in control has occurred, it will limit the amount of net operating loss that the Company will be able to carry forward and potentially utilize.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, CareerBuilder has financed its activities primarily through proceeds from private placements of equity securities, and its initial public offering, totaling approximately $107.7 million through May 17, 1999.

     Net cash used in operating activities was $3.7 million and $8.9 million for the six months ended June 30, 1998 and June 30, 1999, respectively. Net cash used in operating activities resulted from net operating losses and increases in accounts receivable, partially offset by increases in accrued expenses.

     Net cash used in investing activities activities was $.5 million and $.8 million for the six months ended June 30, 1998 and June 30, 1999, respectively. Net cash used in investing activities was primarily related to purchases of computer and network equipment, as well as leasehold improvements.

     Cash provided by financing activities was $3.6 million and $85.4 million for the six months ended June 30, 1998 and June 30, 1999, respectively. Net cash provided by financing activities was primarily due to proceeds from its initial public offering and private placements of equity securities. In addition, CareerBuilder has utilized revolving credit lines secured by accounts receivable and computer equipment to fund its operations, which the Company paid off by June 30, 1999.

     In December 1998, CareerBuilder entered into a $2.0 million revolving credit facility and a $4.0 million bridge loan. The credit facility and the bridge loan are secured by substantially all of the Company's assets, and bear interest at a variable rate. Each of the credit facility and the bridge loan is evidenced by a promissory note in the amount borrowed. The Company has repaid both the bridge loan and the revolving credit facility as of June 30, 1999. The remaining line of credit for $2,000,000 expires on December 28,1999. The company is in the process of renegotiating the terms of this line of credit.

     As of June 30, 1999, CareerBuilder had $78.4 million of cash and cash equivalents.

     CareerBuilder anticipates it will spend up to $.6 million for capital equipment for the remainder of 1999. CareerBuilder has also entered into agreements that provide for CareerBuilder to pay advertising and marketing fees to four of its current CareerBuilder Network affiliates of up to approximately $3.1 million in 1999. One of these agreements allows the payments to be offset by job posting fees paid to such affiliate. In addition, under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay to Microsoft up to $786,000 in 1999, up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site is expected to implemented in the fall of 1999 and to date no amounts have been incurred and no payments have been made.

     CareerBuilder believes its existing cash and cash equivalents will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Although CareerBuilder currently believes that it has sufficient capital resources to meet its anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may make it necessary for CareerBuilder to return to the public markets, increase its current credit facilities or establish new credit facilities or raise capital in private transactions in order to meet its capital requirements.

YEAR 2000 COMPLIANCE

     Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded in order to be year 2000 compliant or risk system failure or miscalculations causing disruptions of normal business activities. Significant uncertainties exist in the software industry concerning the potential effects associated with the failure of computer systems and software to be year 2000 compliant. Year 2000 problems could materially and adversely affect our currently supported products, the CareerBuilder Network and our internal systems. Moreover, year 2000 problems could disrupt ADP's operations and materially and adversely affect the purchasing patterns of our customers. In addition, disruption caused by year 2000 problems could affect Internet usage generally, which could cause our business, results of operations and financial condition to be materially and adversely affected. See "Certain Factors That May Affect Future Results -- We have a number of risks associated with the year 2000." In addition, employers may elect to spend a greater portion of their recruiting budgets on traditional recruitment methods rather than risk disruption in their job advertisements in the event of technical difficulties related to year 2000 problems.

     We have completed an assessment of the year 2000 readiness of our products and systems. CareerBuilder believes that all of the products and services it currently offers to its customers were year 2000 compliant at the time of installation or launch and has conducted tests internally to validate the compliance of these products. We cannot be certain, however, that these tests have detected all potential year 2000 problems. It is also possible that members of the CareerBuilder Network will experience problems with their Internet sites due to software that is not year 2000 compliant, which could lead to disruptions on the CareerBuilder Network. CareerBuilder has reviewed year 2000 compliance statements made by the vendors of its software systems, such as accounting and database management systems and has completed an assessment of the year 2000 readiness of its internal systems. Based on this review and assessment, CareerBuilder currently believes that its internal software systems are year 2000 compliant. However, it is possible that such systems could contain undetected problems that could cause serious and costly disruptions. To address these potential disruptions, CareerBuilder maintains off-site backup data for its internal systems and is developing a redundant, outsourced data center as protection against the failure of the CareerBuilder Network or its associated hardware.

     To date, because we have used our internal resources to assess year 2000 readiness of our offerings and our internal systems, CareerBuilder has not incurred significant incremental costs in order to assess and comply with year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future.

     CareerBuilder has questioned representatives of ADP and has reviewed publicly available disclosure relating to ADP's year 2000 readiness. Based on this review, CareerBuilder believes that ADP will not experience substantial year 2000 problems. However, it is possible that ADP could experience year 2000 problems that could cause disruptions to ADP's systems and its selling and billing efforts on behalf of CareerBuilder.

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 4, 1999, CareerBuilder issued 1,372,817 shares of its common stock to Microsoft Corporation for an aggregate purchase price of approximately $17.8 million. In addition, for no additional cash consideration, CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of CareerBuilder's common stock at an exercise price of $13 per share.

     Between April 1, 1999 and May 11, 1999, CareerBuilder issued 23,990 shares of common stock pursuant to option exercises for aggregate proceeds of approximately $5,000.

     The securities issued in the foregoing transactions were (i) offered and sold in reliance upon exemptions from Securities Act registration set forth in
Section 3(b) and 4(2) of the Securities Act, or any regulations promulgated thereunder, or (ii) with respect to sales by an issuer upon the exercise of options, sold in reliance upon an exemption from registration under Rule 701 of the Securities Act. No underwriters were involved in the foregoing sales of securities.

     On May 11, 1999, CareerBuilder's Registration Statement on Form S-1 (SEC File No. 333-73469), for its initial public offering of 4,400,000 shares on common stock, par value $0.001, and the offering of 100,000 shares by certain selling stockholders, became effective. All 4,500,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $57,200,000 for the shares offered by the Company and $1,300,000 for the shares offered by the selling stockholders, reflecting an offering price of $13 per share. Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Friedman, Billings Ramsey & Co., Inc. acted as managing underwriters for the initial public offering. Underwriting discounts and commissions for the shares CareerBuilder and the selling stockholders sold in the initial public offering totaled $4,004,000 and $91,000, respectively.

     In addition, in connection with its initial public offering, CareerBuilder incurred an estimated $1.4 million in expenses. None of CareerBuilder's expenses in connection with the offering were paid directly or indirectly to directors or officers of CareerBuilder or their associates, or to persons owning 10% or more of CareerBuilder's common stock or other affiliates of CareerBuilder. After deducting underwriting discounts and commissions and other expenses, CareerBuilder and the selling stockholders received net proceeds of approximately $51,800,000 and $1,209,000, respectively, from the initial public offering.

     In connection with the initial public offering, CareerBuilder registered and offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the $13 per share offering price. The underwriters exercised this option on May 17, 1999. The Company, after deducting underwriting discounts and commissions, received approximately $8,161,000 in proceeds from the exercise of this option.

     The primary purposes of the initial public offering were to obtain additional capital, create a public market for CareerBuilder's common stock and facilitate future access to public markets. CareerBuilder is using the majority of the offering's net proceeds for working capital and general corporate purposes. CareerBuilder also used a portion of the proceeds to pay all of the principal and accrued interest on a note payable to PNC Bank in connection with a bridge loan. The note accrued interest at 12.75% per annum and the outstanding balance of $2.3 million was repaid on May 18,1999.

ITEM 5: OTHER INFORMATION

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risks should be considered in evaluating CareerBuilders prospects.

WE ARE A YOUNG COMPANY SO WE HAVE ONLY A LIMITED OPERATING HISTORY WITH WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS

     We commenced operations in November of 1995, recorded our first revenue in the third quarter of 1996 and introduced the first commercial version of TeamBuilder Online in November 1997. Accordingly, we have only a limited operating history with which you can evaluate our business and prospects. In addition, our prospects must be considered in light of the uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the online recruitment market. Some of the uncertainties we face include:

     - our ability to attract and retain a larger number of employers to recruit online using the CareerBuilder Network instead of other online recruitment providers and traditional recruiting methods;

     - our ability to attract a larger number of job seekers to the CareerBuilder.com flagship site and our interactive media company affiliates' ability to continue to attract potential job seekers to the other sites on the CareerBuilder Network; and

     - our ability to maintain our current, and add new, online interactive media companies to the CareerBuilder Network.

     If we fail to manage these risks successfully, our business, results of operations and financial condition will be materially and adversely affected.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For the year ended December 31, 1998, our net loss was $12.0 million. For the quarter ended June 30, 1999, our net loss was $5.2 million. As of June 30, 1999, our accumulated deficit was approximately $31.4 million. We are not certain when we will become profitable, if at all. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. We have generated relatively small amounts of revenue until recent fiscal quarters, while increasing operating expenditures in all areas, particularly in sales and marketing. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly revenue and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to predict and our results of operations may fluctuate for several reasons, including:

     - the online recruitment market is at an early stage of development and therefore it is difficult to predict customer demand for online recruitment offerings;

     - ADP is our principal sales channel for customers with 100 to 1,000 employees and represented approximately 39% of our total revenue in the quarter ended June 30, 1999 and 37% year to date. We have no control over ADP's selling efforts and these efforts will significantly affect our results of operations in any quarter;

     - customers may choose to pay for our services on a per-job posting basis, instead of a multi-month subscription basis; to the extent a greater proportion of our revenue is attributable to customers who choose to pay on a per-job posting basis, our operating results may fluctuate to a greater extent from period to period; Revenue attributable to customers who chose to pay on a per-job posting basis accounted for approximately 5% of our total revenue for the quarter ended June 30, 1999 and 5% year to date;

     - our cost of revenue, and therefore our operating results, are affected by the allocation of our customers' job advertisements among the CareerBuilder.com site and the other sites on the CareerBuilder Network; and

     - our cost of revenue is affected by the relative mix of sales between our sales force and sales made through ADP; for the three and six months ended June 30, 1999, we paid sales commissions to ADP of approximately $.5 million and $.9 million respectively. This represented 35% and 36% of revenue for the three and six months ended June 30, 1999 received from customers for which ADP acted as sales agent.

     A significant percentage of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations of future revenue. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our results of operations from quarter to quarter and could result in increased or continued quarterly losses.

     Because of these factors, we believe that period to period comparisons of our results of operations are not necessarily meaningful, and therefore you should not rely on our quarterly revenue and results of operations to predict our future performance.

OUR EARNINGS MAY FLUCTUATE SEASONALLY, WHICH MAY AFFECT OUR FINANCIAL RESULTS

     Because our online recruitment business model is new, we do not know if the online recruitment market is subject to seasonal fluctuations. We believe that revenue from print media, recruiting search firms and other traditional recruiting services are generally lower in the months of August, November and December because of reduced recruiting and job search activity during vacation periods and holiday seasons. As the online recruitment market develops, we may find that similar seasonal and cyclical patterns characterize online recruiting or we may discover other seasonal patterns. In addition, we believe that we may experience lower sales through our ADP sales channel from November through January because of a year-end focus by ADP's sales force on ADP's core business, which may adversely affect our revenue. If seasonal fluctuations develop in the online recruitment market or as a result of ADP's selling efforts, our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A RECESSION, WHICH MAY AFFECT OUR FINANCIAL RESULTS

     Online recruitment is a new industry and we do not know how sensitive our industry is to general economic conditions. Demand for online recruitment offerings may be significantly and adversely affected by the level of economic activity and employment in the United States and abroad. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts in particular. Therefore, if a significant economic downturn or recession occurs in the United States or abroad, our business, results of operations and financial condition could be materially and adversely affected.

WE ARE DEPENDENT ON ADP'S SALES FORCE FOR A SIGNIFICANT PORTION OF OUR REVENUE

     ADP is our principal sales channel for customers with between 100 and 1,000 employees. Sales of our offerings by ADP accounted for approximately 39% of our total revenue in the quarter ended June 30, 1999, and 37% year to date. We expect ADP's contribution to our revenue to continue to increase at least through 1999. Our existing agreement with ADP may be terminated by ADP at any time after January 2002 upon 120 days notice. It is possible that ADP's sales force will not continue to market our services beyond January 2002.

     ADP may not continue to market our services at the current levels even during the remaining term of the agreement. Under our agreement, ADP is not required to achieve specific revenue targets. Based on our current revenue, our agreement with ADP provides for sales commissions to ADP ranging from 33 1/3% to 50% of revenue generated by a customer for which ADP acted as a sales agent. ADP must meet revenue-based milestones for installments under a warrant we issued to ADP to purchase shares of our common stock to vest. Our agreement with ADP generally prohibits us from entering into any reseller, distribution or similar agreement with any other payroll or benefits administration provider. Moreover, under the terms of the ADP agreement, if ADP determines that the CareerBuilder Network or TeamBuilder Online have material inadequacies that reduce their ability to perform competitively in relation to other online recruiting products, we must correct the deficiencies specified by ADP. If we fail to correct those deficiencies, ADP is free to market alternative online recruitment services, including those of our competitors, during the term of our agreement. Even after the termination of our agreement with ADP, ADP will continue to receive its share of recurring sales commission revenue derived from customers originally identified by ADP in its capacity as a sales agent for as long as these customers continue to receive any of our services for which orders were procured by ADP.

     We may not be able to attract a sufficient number of employer customers without the ADP sales channel. In addition, we may compete with ADP for sales of our services to companies employing between 100 and 1,000 persons. It is possible that we may not manage this channel conflict effectively and that our relationship with ADP could be materially and adversely affected. If our relationship with ADP is discontinued or damaged, or if the level of sales through the ADP channel is lower than expected, our business, results of operations and financial condition would be materially and adversely affected.

WE COULD BE REQUIRED TO RECORD SIGNIFICANT EXPENSES IF ADP ACHIEVES REVENUE
GOALS

     If ADP achieves specified revenue-based milestones, a warrant to purchase shares of common stock will become exercisable to purchase up to 380,000 shares of common stock commencing on each of March 31, 2001 and March 31, 2002 at an exercise price of $5.00 per share. The revenue-based milestones are measured for a specific time period by subtracting from total revenue received from customers for which ADP has acted as sales agent, sales commissions paid to ADP. In order for the March 2001 installment of the warrant to vest, revenue minus sales commission for the period from March 1, 1999 through March 30, 2001 must exceed $10.2 million. In order for the minimum number of shares under the March 2002 installment to vest, revenue minus sales commission for the period from April 1, 2001 through March 30, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. These milestones are not projections but are solely milestones ADP must achieve for their warrants to vest. The ADP warrant contains provisions that increase the number of shares for which the warrant is exercisable if we issue additional shares, particularly for financing purposes. The maximum number of shares that are issuable upon exercise of each remaining installment of the warrant is currently 516,824 shares based on current antidilution calculations. These provisions are limited so that the number of shares of common stock for which each of the installments of the warrant may be exercisable is limited to a maximum of 568,506 shares.

     If and when it becomes probable that the net revenue we will receive from ADP will reach the necessary level for either installment of the warrant to vest, we would begin to record an expense reflecting the fair value of the warrant, which will be determined in part based on the market price of the common stock. We would begin to recognize this expense on the determination of probability that the revenue targets would be achieved, continuing through the actual vesting date. We would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time. Accordingly, the higher our stock price is at the time probability is determined, or the actual vesting occurs, the more significant would be the expense we would be required to record. That expense could be spread over multiple quarters or concentrated in one quarter. If we are required to record significant expense, our results of operations for that period could fall below the expectations of our investors or public market analysts, which could cause the price of our common stock to fall substantially.

THE INTERNET IS UNPROVEN AS A RECRUITING MEDIUM

     Our future is highly dependent on a significant increase in the use of the Internet as a recruiting medium. The online recruitment market is new and rapidly evolving, and we cannot yet gauge its effectiveness as compared to traditional recruiting methods. As a result, demand and market acceptance of online recruitment offerings are uncertain. Most of our current and potential employer customers have little or no experience using the Internet for recruiting purposes and have allocated only a limited portion of their recruiting budgets to online recruiting. The adoption of online recruiting, particularly by those entities that have historically relied upon traditional methods of recruiting, requires the acceptance of a new way of conducting business, exchanging information and advertising for jobs. Such customers may find online recruiting to be less effective for meeting their hiring needs relative to traditional methods of recruiting employees. We cannot assure you that the online recruitment market will continue to emerge or become sustainable. If the online recruitment market fails to develop or develops more slowly than we expect, our business, results of operations and financial condition would be materially and adversely affected.

OUR BUSINESS MODEL IS UNPROVEN

     We first recorded revenue in September 1996 from sales of TeamBuilder Software. At that time, software sales were a significant component of our revenue. Beginning in late 1997, we began offering online subscriptions by means of TeamBuilder Online and software sales became a smaller component of our revenue. In May 1998, we again evolved our business model when we introduced the CareerBuilder Network, enabling our customers to advertise job openings across a network of affiliate sites. Accordingly, our business model and profit potential are unproven. To be successful, we must develop and market online recruitment offerings that achieve broad market acceptance by employers, job seekers and interactive media companies. In addition, CareerBuilder.com and the CareerBuilder Network affiliate sites must generate sufficient job seeker traffic with demographic characteristics attractive to our employer customers.

     It is possible that we will be required to further adapt our business model in response to additional changes in the online recruitment market or if our current business model is not successful. If we are not able to anticipate changes in the online recruitment market or if our business model is not successful, our business, financial condition and results of operations would be materially and adversely affected.

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE "CAREERBUILDER.COM" BRAND NAME

     We believe that continuing to build awareness of the "CareerBuilder.com" brand name is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. From November 1995 to June 30, 1999, we have recorded approximately $30.2 million in sales and marketing expenses. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY HAVE DIFFICULTY MAINTAINING AND EXPANDING THE CAREERBUILDER NETWORK

     We believe that a primary reason the CareerBuilder Network is valuable to employers is that the websites of the premier interactive media companies who have executed agreements with us for the development of career sites to be a part of the CareerBuilder Network appeal to a variety of distinct Internet user communities in strategic broad-based, vertical, geographic and diversity categories. Our agreements with these CareerBuilder Network affiliate members generally have one-year terms, subject to extension. As of the date of this prospectus, all of the affiliate agreements that have reached the end of their initial terms have been renewed. However, although presently we have no reason to believe that any of our affiliate members will not renew their current agreements, we cannot be sure that in the future all affiliate agreements will be renewed. In addition, one of our key business strategies is to expand the CareerBuilder Network by adding additional interactive media affiliates targeting a variety of distinct online audiences. If an affiliate member declines to renew its agreement with us and withdraws from the CareerBuilder Network, and if we are unable to find a suitable replacement for that affiliate member, or if we otherwise are not successful in our efforts to expand the CareerBuilder Network, the CareerBuilder Network may be less valuable to employers, and our business, results of operations and financial condition could be materially and adversely affected.

OUR PLANS FOR INTERNATIONAL EXPANSION MAY NOT SUCCEED

     Our strategy includes expansion into international markets through a combination of partnerships, acquisitions and internal business expansion. Our future international operations might not succeed for a number or reasons, including:

     -    difficulties in staffing and managing foreign operations;

     -    competition from local and foreign-based recruitment services;

     - legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

     -    taxation issues;

     - unexpected changes in trading policies, regulatory requirements and exchange rates;

     - operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

     -    seasonal reductions in business activity;

     -    language and cultural differences;

     - issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property; and

     -    general political and economic trends.

     Accordingly, we may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY HAVE DIFFICULTY IN IDENTIFYING AND COMPETING FOR ACQUISITION
OPPORTUNITIES

     Our business strategy includes the pursuit of strategic acquisitions. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. We currently do not have active negotiations, commitments or agreements with respect to any acquisition.

     In executing our acquisition strategy, we may be unable to identify suitable acquisition candidates. In addition, we expect to face competition from other providers of online recruitment solutions for acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

PURSUING AND COMPLETING POTENTIAL ACQUISITIONS COULD DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS

     If we pursue any acquisition, our management could spend a significant amount of time and effort in identifying, negotiating and completing the acquisition. If we complete an acquisition, we may have to devote a significant amount of time and management and financial resources to integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, or cash, including the proceeds from this offering, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, an acquisition may involve non-recurring charges or involve amortization of significant amounts of goodwill that could adversely affect our results of operations.

     Despite the investment of these management and financial resources, an acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired service or technology may not perform as expected for a variety of reasons, including:

     - difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

     - risks of entering markets in which we have no or limited prior experience;

     - the applicability of rules and regulations that might restrict our ability to operate; and

     -    the potential loss of key employees of the acquired company.

     Accordingly, our acquisition efforts may not succeed, and the time, capital and management and other resources spent on an acquisition that failed to meet our expectations could cause our business, results of operations and financial condition to be materially and adversely affected.

WE ARE EXPERIENCING RAPID GROWTH, WHICH MAY STRAIN OUR RESOURCES

     Our rapid growth has sometimes strained, and may in the future strain, our managerial and other resources. Our acquisition strategy and plans for international expansion could further increase our growth and place additional burdens on our resources. Our ability to manage growth will depend, in part, on our ability to continue to enhance our operating, financial and management information systems. Our personnel, systems, procedures and controls may not be adequate to support our growth. If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

IF WE LOSE THE SERVICES OF A NUMBER OF KEY EXECUTIVES, OUR BUSINESS COULD SUFFER

     Our future success depends upon the skills, experience and efforts of our executive officers and key technical employees, in particular Robert J. McGovern, our Chairman of the Board, President and Chief Executive Officer. Mr. McGovern founded CareerBuilder in 1995 and has been instrumental in determining our structure, direction and focus. None of our employees have employment agreements with us. If we lose the services of Mr. McGovern or any of our other executive officers or other key employees, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY NOT BE ABLE TO HIRE AND RETAIN HIGHLY SKILLED EMPLOYEES, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY

     We depend upon the ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in Internet solutions and online recruiting. Competition for qualified personnel throughout our industry is intense. If we fail to attract, hire or retain such personnel, our business, results of operations and financial condition could be materially and adversely affected. We may experience difficulty providing the proper level of service to our customers or incur increased costs due to rising salary and benefit levels. In particular, we plan to expand our sales and marketing and customer support organizations. Based on our experience, it takes an average of four months for a new salesperson to achieve targeted levels of productivity. If we are not successful in hiring additional qualified salespeople or increasing the productivity of our existing sales force, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES

     Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving requirements for online recruitment software and solutions. Trends that could have a critical impact on our success include:

     -    rapidly changing technology in the area of online recruiting;

     - evolving industry standards, including both formal and de facto standards relating to online recruiting;

     -    developments and changes relating to the Internet;

     -    competing products and services that offer increased functionality;
          and

     -    changes in employer and job seeker requirements.

     If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations and financial condition could be materially and adversely affected.

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES

     The market for online recruitment solutions is intensely competitive and highly fragmented. We compete with companies, including recruiting search firms, that offer a single database "job board" solution, such as Monster.com and Career Mosaic, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as AOL.com. We may experience competition from potential customers to the extent that they develop their own online recruitment offerings internally. In addition, we compete with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market. We may also face competition from organizations that choose to develop online recruitment offerings internally. It is also possible that, as the online recruitment market develops and new products and services are introduced, we may face competition from the members of the CareerBuilder Network.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and a larger installed customer base than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their offerings and to offer more comprehensive solutions.

     We believe that there will be rapid business consolidation in the online recruitment industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. As a result of these and other factors, if we are not able to compete effectively with current or future competitors, our business, results of operations and financial condition could be materially and adversely affected.

WE HAVE A NUMBER OF RISKS ASSOCIATED WITH THE YEAR 2000

     Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded in order to be year 2000 compliant. Significant uncertainties exist in the software industry concerning the potential effects associated with the failure of computer systems and software to be year 2000 compliant. We have completed an assessment of the year 2000 readiness of our products and systems. We cannot, however, be certain that we have identified all of the potential risks to our business that could result from matters related to the year 2000. We have identified the following risks that you should be aware of:

     - UNDETECTED YEAR 2000 PROBLEMS COULD MATERIALLY AND ADVERSELY AFFECT OUR CURRENTLY SUPPORTED PRODUCTS. We believe that all of the products and services we currently offer to our customers were year 2000 compliant at the time of installation or launch, and we have conducted tests to validate their compliance. We cannot be certain, however, that these tests would have detected all potential year 2000 problems. The failure of our currently supported products to be fully year 2000 compliant could result in claims by or liability to our customers, job seekers and members of the CareerBuilder Network, in which case our business, results of operations and financial condition could be materially and adversely affected. We are also developing a redundant, out-sourced data center as protection against the failure of the CareerBuilder Network or its associated software. However, these precautions may not be sufficient to prevent a failure of the CareerBuilder Network.

     - YEAR 2000 PROBLEMS COULD MATERIALLY AND ADVERSELY AFFECT THE CAREERBUILDER NETWORK. It is possible that members of the CareerBuilder Network will experience problems with their Internet sites due to software that is not year 2000 compliant, leading to disruptions on the CareerBuilder Network, which could cause our business, results of operations and financial condition to be materially and adversely affected.

     - YEAR 2000 PROBLEMS COULD MATERIALLY AND ADVERSELY AFFECT OUR INTERNAL SYSTEMS. We have reviewed year 2000 compliance statements made by the vendors for some of our internal software systems, such as accounting and database management, and we have conducted tests to validate the year 2000 compliance of our internal software systems. Based on these procedures, we believe that our internal systems are year 2000 compliant. However, it is possible that such systems could contain undetected problems that could cause serious and costly disruptions which would have a material adverse effect on our business, results of operations and financial condition. We maintain off-site backup data for our internal systems. However, these precautions may not prevent disruptions in the event our internal systems do not perform as expected.

     - YEAR 2000 PROBLEMS COULD DISRUPT ADP'S OPERATIONS. We have questioned representatives of ADP and have reviewed publicly available disclosure as to ADP's year 2000 readiness. Based on this review, we have no reason to believe that ADP will experience substantial year 2000 problems. Notwithstanding this review, disruption of ADP's operations resulting from year 2000 problems could have a negative impact on us. ADP's sales and billing efforts on our behalf could be delayed or halted. ADP also performs our payroll functions. There could be significant delays in sending out bills and paying our employees if ADP experiences year 2000 problems.

     - PURCHASING PATTERNS OF OUR CUSTOMERS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY YEAR 2000 ISSUES. The purchasing patterns of our customers and potential customers may be materially and adversely affected by year 2000 issues because they may be required to expend significant resources on year 2000 compliance matters, rather than investing in new online recruitment services such as those we offer. In addition, as the new year approaches, employers may elect to spend a greater portion of their recruiting budgets on traditional recruitment methods rather than risk disruption in their job advertisements in the event of technical difficulties related to year 2000 problems.

     - YEAR 2000 PROBLEMS COULD AFFECT THE INTERNET. Disruptions caused by year 2000 problems could affect Internet usage generally, which could cause our business, results of operations and financial condition to be materially and adversely affected.

OUR COMPUTER SYSTEMS AND THE COMPUTER SYSTEMS OF OUR CAREERBUILDER NETWORK AFFILIATES COULD FAIL OR OVERLOAD

     The success of our online recruitment offerings is highly dependent on the efficient and uninterrupted operation of our computer and communications hardware systems. Our communications hardware and other computer hardware operations that maintain the CareerBuilder Network are located at Global Center's facilities in Herndon, Virginia. Fire, floods, earthquakes, power loss, telecommunications failures and similar events could damage or cause interruptions in these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect CareerBuilder.com or other sites on the CareerBuilder Network. If our systems or the systems of any of the Internet sites of the members of the CareerBuilder Network are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected. Our insurance policies may not cover, or if covered, may not adequately compensate us for, any losses that may occur due to any failures or interruptions in our systems or the systems of the Internet sites of the members of the CareerBuilder Network. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

     In addition, CareerBuilder.com and the Internet sites of the other members of the CareerBuilder Network must accommodate a high volume of traffic and deliver frequently updated information. CareerBuilder.com and the Internet sites of each of the members of the CareerBuilder Network have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers and other Internet site operators for access to CareerBuilder.com and the Internet sites of the members of the CareerBuilder Network. Many of the Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. If we experience any of these problems, our business, results of operations and financial condition could be materially and adversely affected.

WE RELY ON TECHNOLOGY THAT IS OWNED BY THIRD PARTIES

     We license technology that is incorporated into our services and related products from third parties. Examples include licenses from Centura Software Corporation, for database technology, and from Verity, Inc., for full-text indexing and searching technology. These licenses are perpetual. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology from other vendors. Technology from others may not continue to be available to us on commercially reasonable terms, if at all. The loss or inability to access such technology could result in delays in our development and introduction of new services and related products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. If we experience such delays, our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR SOFTWARE CONTAINS BUGS

     Our software products, including TeamBuilder Online and TeamBuilder Software, could contain undetected errors or "bugs" that could adversely affect their performance. Additionally, we regularly introduce new releases and periodically introduce new versions of our software products. The occurrence of errors in our current products or new products or enhancements could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation and damage to our efforts to build brand awareness, any of which could cause our business, results of operations and financial condition to be materially and adversely affected.

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

     Our success will depend, in large part, upon the development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect the Internet sites on which our customers' job advertisements are posted and the willingness of employers and job seekers to use our online recruitment offerings. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

BREACHES OF INTERNET SECURITY COULD ADVERSELY AFFECT OUR BUSINESS

     The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security on the Internet could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as a job seeker's resume or an employer's hiring needs. We may be required to incur significant costs to protect against the threat of security breaches to CareerBuilder.com and the CareerBuilder Network or to alleviate problems caused by such breaches. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES ASSOCIATED WITH THE INTERNET

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, but the legislative and regulatory treatment of the Internet remains largely unsettled. The U.S. Congress recently adopted Internet laws regarding copyrights, taxation and the protection of children. In addition, a number of other legislative and regulatory proposals under consideration by federal, state, local and foreign governments could lead to additional laws and regulations affecting the right to collect and use personally identifiable information, online content, user privacy, taxation, access charges and liability for third-party activities, among other things. For example, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

     Although our transmissions originate from Virginia, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of user information. Courts may seek to apply existing laws not explicitly relating to the Internet in ways that could impact the Internet, and it may take years to determine whether and how laws such as those governing intellectual property, privacy, libel and taxation will affect the Internet and the online recruitment industry.

     Existing or future laws or regulations affecting the Internet could lessen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium, and could reduce the demand for our services or increase our cost of doing business, all of which could cause our business, financial condition and results of operations to be materially and adversely affected.

WE MAY BE LIABLE FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET

     We may be sued for defamation, negligence, copyright or trademark infringement, personal injury or other legal claims relating to information that is published or made available on CareerBuilder.com and the other sites on the CareerBuilder Network. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from CareerBuilder.com and the other CareerBuilder Network sites through links to other Internet sites or through content and materials that may be posted by members in chat rooms or bulletin boards. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email, or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

     Our success depends to a significant degree upon the protection of our proprietary technology, including TeamBuilder Software and TeamBuilder Online. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. If this were to occur, our business, results of operations and financial condition could be materially and adversely affected.

     We rely upon a combination of patents, copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information and take appropriate steps to enforce our intellectual property rights. Moreover, the laws of other countries in which we may market our services in the future may afford little or no effective protection of our intellectual property.

     If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

OTHERS COULD CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY

     Although we attempt to avoid infringing known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third party proprietary rights. If we were to discover that any element of our online recruitment offerings violates third party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our entire online recruitment offerings without substantial reengineering and that any effort to undertake such reengineering might not be successful. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to similar technologies.

     Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. If any of these events occurred, our business, results of operations and financial condition could be materially and adversely affected.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     We currently anticipate that our available cash resources combined with the net proceeds from our public offering will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional capital, however, to fund more rapid expansion, both in the United States and internationally, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary services, businesses or technologies. We have raised capital through the issuance of equity securities three times since January 1998. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders, including stockholders purchasing shares in this offering. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS OUR STOCK PRICE

     Delaware corporate law and our certificate of incorporation and by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of CareerBuilder or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     - authorize the issuance of "blank check" preferred stock, which is preferred stock that can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of common stock;

     - provide for a staggered Board of Directors, so that it would take three successive annual meetings to replace all directors;

     -    prohibit stockholder action by written consent; and

     - establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

Exhibit No.     DESCRIPTION
----------
     3.1     Amended and Restated Certificate of Incorporation of the Company*

     3.2     Bylaws of the Company*

     4.1     Specimen Certificate for Shares of Common Stock*

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     *Incorporated by reference to the Company's Form S-1 (Registration No. 333-73469) filed April 12, 1999 as amended.

(b) Reports on Form 8-K.

The company filed a report on Form 8-K on May 26, 1999 to announce a strategic arrangement with Microsoft Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


 Date: August 13, 1999              CAREERBUILDER, INC.

                                    By:  /s/ ROBERT J. MCGOVERN
                                    ---------------------------
                                             Robert J. McGovern
                                             Chief Executive Officer

                                    By:/s/ JAMES A. THOLEN
                                    ---------------------------
                                             James A. Tholen
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.     DESCRIPTION
-----------

     3.1     Amended and Restated Certificate of Incorporation of the Company*

     3.2     Bylaws of the Company*

     4.2     Specimen Certificate for Shares of Common Stock*

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     *Incorporated by reference to the Company's Form S-1 (Registration No. 333-73469) filed April 12, 1999 as amended.