Form 10-Q
period 1999-09-30
CAREERBUILDER INC
filed 1999-11-15
CIK 1065748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO ________.

                            -----------------------------

                          COMMISSION FILE NUMBER 000-25949

                            -----------------------------

                                 CAREERBUILDER, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              54-1779164
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
       11495 SUNSET HILLS ROAD                         20190
              SUITE 210                              (ZIP CODE)
           RESTON, VIRGINIA
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                  703-709-1001
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.001 Par Value                    23,683,241 Shares
                 (Class)                       (Outstanding at October 31, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                                     INDEX

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
           Unaudited Condensed Statements of Operations -- Nine and
              Three Months Ended September 30, 1999 and 1998.........      3
           Unaudited Condensed Balance Sheets -- September 30,1999
              and December 31, 1998..................................      4
           Unaudited Condensed Statements of Cash Flows -- Nine
              Months Ended September 30, 1999 and 1998...............      5
           Notes to Unaudited Condensed Interim Financial
              Statements.............................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      9

                          PART II. OTHER INFORMATION
Item 5.  Other Information...........................................     16
Item 6.  Exhibits and reports on Form 8-K............................     29
Signatures...........................................................     30
Index of Exhibits....................................................     31

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1: FINANCIAL INFORMATION

                              CAREERBUILDER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS
                                                           ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                     -----------------   ------------------
                                                      1999      1998       1999      1998
                                                     -------   -------   --------   -------
                                                        (UNAUDITED)         (UNAUDITED)
Revenue:
     Service fees..................................  $ 4,080   $ 1,978   $ 10,110   $ 4,293
     Software license fees.........................       47        41         86       284
                                                     -------   -------   --------   -------
          Total revenue............................    4,127     2,019     10,196     4,577
                                                     -------   -------   --------   -------
Cost of revenue:
     Service fees..................................    1,872       485      4,443       931
     Software license fees.........................        9        15         17        58
                                                     -------   -------   --------   -------
          Total cost of revenue....................    1,881       500      4,460       989
                                                     -------   -------   --------   -------
Gross profit.......................................    2,246     1,519      5,736     3,588
                                                     -------   -------   --------   -------
Operating expenses:
     Product development...........................      548       606      1,632     1,706
     General and administrative....................      983       556      2,728     1,518
     Sales and marketing...........................    6,478     3,244     16,193     9,363
     Equity-based expense..........................      960        --      1,750        --
                                                     -------   -------   --------   -------
          Total operating expenses.................    8,969     4,406     22,303    12,587
                                                     -------   -------   --------   -------
Loss from operations...............................   (6,723)   (2,887)   (16,567)   (8,999)
                                                     -------   -------   --------   -------
Net interest income (expense)......................      957        18      1,198        28
                                                     -------   -------   --------   -------
Loss before income taxes...........................   (5,766)   (2,869)   (15,369)   (8,971)
Income taxes.......................................       --        --         --        --
                                                     -------   -------   --------   -------
Net loss...........................................   (5,766)   (2,869)   (15,369)   (8,971)
                                                     -------   -------   --------   -------
Preferred stock dividend requirements..............       --      (332)      (737)     (805)
                                                     -------   -------   --------   -------
Net loss available to common stockholders..........  $(5,766)  $(3,201)  $(16,106)  $(9,776)
                                                     =======   =======   ========   =======
Basic and diluted net loss per share...............  $ (0.24)  $ (0.71)  $  (1.12)  $ (2.20)
Weighted average shares outstanding................   23,558     4,523     14,362     4,436
Unaudited pro forma basic and diluted net loss per
  share............................................  $ (0.24)  $ (0.20)  $  (0.77)  $ (0.66)
Weighted average shares used to compute unaudited
  pro forma net loss per share.....................   23,558    14,363     20,084    13,605

       See accompanying notes to condensed interim financial statements.

                              CAREERBUILDER, INC.
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                        ------------------   -----------------
                                                           (UNAUDITED)
Current Assets:
     Cash and cash equivalents........................       $ 71,624            $  2,709
     Accounts receivable, net of allowance of $395 and
       $135, respectively.............................          2,539               1,581
     Prepaid Expenses.................................            989                 442
     Other............................................            133                  --
                                                             --------            --------
          Total current assets........................         75,285               4,732
Property and equipment, net of accumulated
  depreciation and amortization of $2,112 and $1,254
  respectively........................................          1,608               1,213
Deposits..............................................          1,754                  97
Other.................................................            863                  --
                                                             --------            --------
          Total assets................................       $ 79,510            $  6,042
                                                             ========            ========
Current liabilities
     Accounts payable.................................          1,909               1,514
     Accrued payroll and related expenses.............          1,303                 711
     Accrued expenses.................................          2,905                 763
     Lines of credit..................................             --               3,450
     Deferred revenue.................................            673               2,193
                                                             --------            --------
          Total current liabilities...................          6,790               8,631
                                                             --------            --------
               Total liabilities......................          6,790               8,631
                                                             --------            --------
Convertible redeemable preferred stock................             --              18,931
                                                             --------            --------
Commitments and contingencies
Stockholders' equity (deficit):
     Common stock, $.001 par value....................             24                   5
     Additional paid in capital.......................        109,834                 244
     Accumulated deficit..............................        (37,138)            (21,769)
                                                             --------            --------
          Total stockholders' equity (deficit)........         72,720             (21,520)
                                                             --------            --------
                                                             $ 79,510            $  6,042
                                                             ========            ========

     See accompanying notes to the condensed interim financial statements.

                              CAREERBUILDER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
                                                                 (UNAUDITED)
Cash flows used by operating activities:
  Net income (loss).........................................  $(15,369)  $(8,971)
  Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Noncash items included in net income (loss):
       Depreciation and amortization........................       858       636
       Allowance for doubtful accounts......................       260       422
       Equity-based expense.................................     1,750        --
     (Increase) decrease in assets:
       Accounts receivable..................................    (1,218)   (1,169)
       Other operating assets...............................      (680)     (375)
     Increase (decrease) in liabilities:
       Accounts payable.....................................       395       176
       Accrued expenses.....................................     2,734     1,504
       Deferred revenue.....................................    (1,520)    2,021
                                                              --------   -------
          Net cash used by operating activities.............   (12,790)   (5,756)
                                                              --------   -------
Cash flows used by investing activities:
  Purchases of property and equipment.......................    (1,253)     (898)
  (Increase) decrease in other assets.......................    (2,520)      (17)
                                                              --------   -------
          Net cash used in investing activities.............    (3,773)     (915)
                                                              --------   -------
Cash flows from financing activities:
  Issuance of Class F convertible redeemable preferred
     stock..................................................    10,986     8,314
  Initial public offering, net of expenses..................    59,986        --
  Investment from Microsoft.................................    17,846        --
  Exercise of stock options.................................       110        15
  Advances on line of credit, net...........................       390       615
  Payoff of line of credit, net.............................    (3,840)       --
                                                              --------   -------
          Net cash provided by financing activities.........    85,478     8,944
                                                              --------   -------
Net change in cash and cash equivalents.....................  $ 68,915   $ 2,273
Cash and cash equivalents, beginning of period..............  $  2,709   $ 1,909
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 71,624   $ 4,182
                                                              ========   =======
Supplemental cash flow Information:
  Interest and income taxes paid:
     Interest paid..........................................  $    388   $    71
     Taxes paid.............................................  $      1        --

       See accompanying notes to condensed interim financial statements.

                              CAREERBUILDER, INC.

                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The condensed financial statements include the accounts of CareerBuilder, Inc. ("CareerBuilder" or the "Company"). The condensed balance sheet as of September 30, 1999, the condensed statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the interim financial statements. Certain amounts in the 1998 condensed statements have been reclassified to conform to the 1999 presentation. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Form S-1 filed with the Securities and Exchange Commission on May 11, 1999.

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

  (b) COST OF REVENUE

     Cost of revenue includes both cost of service and cost of software license fees. Cost of service fees includes costs associated with hosting the network, including depreciation expense and commissions and fees paid to ADP, Inc. ("ADP") and affiliates. Amounts incurred for affiliates and ADP commissions were approximately $1.4 million and $3.1 million for the three and nine months ended September 30, 1999, respectively. Total affiliate and ADP commission expense for the three and nine months ended September 30, 1998 were $196,000 and $236,000, respectively. Cost of software license fees consist of royalties paid to third parties for an embedded database included in the software license.

  (c) CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

  (d) EQUITY BASED EXPENSE

     Equity based expense represents the amortization of the fair market value of warrants issued to ADP, NBC and Microsoft. The warrants are amortized straight-line over the life of the respective agreements.

                              CAREERBUILDER, INC.
         NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  (e) NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same. Pro forma basic and diluted net income (loss) per share has been calculated assuming the conversion of all shares of preferred stock outstanding during 1998 and 1999, respectively, into common stock, as if the shares had converted immediately upon their issuance.

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

NOTE 3 -- LINES OF CREDIT

     As of September 30, 1999, all debt and lines of credit have been paid in full. The Company retains a line of credit for up to $2,000,000, with the amount actually available for borrowing adjusted based upon the Company's accounts receivable and property and equipment balances, and it matures on December 28, 1999. The Company is in the process of renegotiating the terms of this line of credit.

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

     In addition, on May 4, 1999, CareerBuilder entered into a service and distribution agreement with Microsoft. Under the agreement, CareerBuilder will provide career sites for the Microsoft Network. These career sites will become members of the CareerBuilder Network. Microsoft purchased 1,372,817 shares of CareerBuilder's common stock for an aggregate purchase price of approximately $17.8 million, or $13.00 per share. In addition, for no additional cash consideration CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of common stock with an exercise price of $13.00 per share. The warrant is immediately exercisable in full. CareerBuilder expects to recognize approximately $5.8 million of expense related to the

                              CAREERBUILDER, INC.
         NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS -- (CONTINUED) Microsoft warrant ratably between 1999 and 2001, reflecting the term of the strategic agreement. Also, under a service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $786,000 in 1999, up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site was launched in late September 1999 and to date no amounts have been incurred and no payments have been made to Microsoft under the agreement.

     The aggregate net proceeds of approximately $77.8 million from both the initial public offering and the Microsoft investment were added to the working capital of the Company. The Company has invested such funds in short-term, interest bearing investment grade obligations.

NOTE 5 -- EQUITY BASED EXPENSE

     In connection with the joint marketing and sales representative agreement with ADP and its amendment dated March 5,1999 and the sale of shares of capital stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares of common stock vested at the signing of the amendment at an exercise price of $12.00 per share. As a result, the company began to record equity-based expense for the 380,000 shares in March 31, 1999. The expense is measured based upon the fair value of the warrants. Warrants for the second and third installments of up to 380,000 shares of common stock each will vest on March 31, 2001 and March 31, 2002, respectively, based on ADP achieving specified revenue-based milestones. The revenue-based milestones are measured for a specific time period, by subtracting from total revenue received from customers for which ADP has acted as a sales agent, sales commissions paid to ADP. In order for the March 2001 installment of the warrant to vest, revenue minus sales commission for the period from March 1, 1999 through March 30, 2001 must exceed $10.2 million. As of September 30, 1999, CareerBuilder has recognized $2.8 million in net revenues towards the vesting of the March 2001 installment. In order for the minimum number of shares under the March 2002 installment to vest, the milestone of revenue minus sales commission for the period from April 1, 2001 through March 30, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. The exercise price for the second and third installments is $5.00 per share. The ADP warrant contains antidilution provisions that increase the number of shares for which the warrant is exercisable if CareerBuilder issues additional equity securities primarily for financing purposes. Each remaining installment of the warrant may be issuable upon exercise for a maximum of 516,824 shares based on current antidilution calculations. The number of shares of common stock issuable upon exercise of the warrant may increase up to a maximum of 568,506 shares for each of the second and third installments as a result of these provisions. The first, second and third installments are each exercisable, to the extent vested, during the five-year period following March 4, 1999, March 31, 2001 and March 31, 2002, respectively.

     CareerBuilder also issued two warrants representing the right to purchase up to an aggregate of 147,321 shares of common stock in connection with an agreement with NBC Multimedia, Inc., an affiliate member of the CareerBuilder Network. CareerBuilder began to record equity-based expense for the 147,321 shares in March 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     CareerBuilder, Inc. ("CareerBuilder" or "the Company") provides comprehensive online recruitment offerings for employers, major media companies and job seekers. CareerBuilder was founded in November 1995 and has grown from 7 employees at June 30, 1996 to 155 employees at September 30, 1999. During the period from inception in November 1995 to September 1996, CareerBuilder had insignificant revenue and was primarily engaged in developing online recruiting technology, specifically TeamBuilder Software and the CareerBuilder.com career site. During July and August of 1996, CareerBuilder expanded its operations by adding direct sales and marketing personnel. CareerBuilder's sales commenced in September 1996. CareerBuilder began generating more significant revenue in the fourth quarter of 1996 through the sale of perpetual licenses for TeamBuilder Software and through customer service fees for monthly subscriptions. In November 1997, CareerBuilder introduced TeamBuilder Online, to provide Internet-based access to its online recruitment offerings. In May 1998, CareerBuilder launched the CareerBuilder Network by hosting the career sites located on the Internet sites of interactive media companies.

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

     CareerBuilder's revenue is derived principally from service fees. From its inception in November 1995 through December 31, 1998, CareerBuilder generated approximately 88% of its total revenue from service fees and 12% from software license fees. For the quarter ended September 30, 1999, service fees accounted for approximately 99% of total revenue and year to date service fees accounted for 99% of total revenue. Through September 30, 1999, quarterly and year to date Software License fees were one percent or less. CareerBuilder expects that service fee revenue will continue to account for a substantial portion of its revenue for the foreseeable future.

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

     Customers can post job advertisements on CareerBuilder.com as well as the career sites of the members of the CareerBuilder Network. The members of the CareerBuilder Network receive a portion of the subscription fee from customers that choose to post job advertisements on their respective career sites. The portion of the subscription fee paid to members of the CareerBuilder Network is included in cost of revenue. In addition, CareerBuilder pays fees, including advertising and marketing fees, to four current CareerBuilder Network members, and, in one case, may offset a portion of these advertising fees through job advertising fees paid to this member. Under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $786,000 in 1999, up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site was launched in late September 1999 and to date no amounts have been incurred and no payments have been made to Microsoft under this agreement.

     CareerBuilder is party to a joint marketing and sales representative agreement with Automatic Data Processing ("ADP"). Pursuant to the joint marketing and sales representative agreement, ADP receives a percentage of the total monthly revenue received by CareerBuilder from orders procured by ADP. This sales commission fee is included in CareerBuilder's cost of revenue. The sales commission fee as a percentage of service fee revenue varies based on the relative job posting activity of these customers between CareerBuilder.com and the other sites on the CareerBuilder Network. CareerBuilder recognizes all of the revenue derived from the ADP sales channel. ADP is generally responsible for billing and collecting from these customers. Revenue from orders procured by ADP accounted for approximately 40% of its total revenue for the quarter ended September 30, 1999 and 38% of its total revenue for the nine months ended September 30, 1999.

     CareerBuilder cost of revenue as a percentage of revenue has increased over the last several quarters. This increase primarily resulted from two factors:

     - an increase in sales commissions paid to ADP due to increased ADP revenue; and

     - an increase in fees paid to members of the CareerBuilder Network due to network revenue growth.

     In connection with the execution of the joint marketing and sales representative agreement and its amendment and the sale of shares of capital stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares vested at the signing of the amendment. In addition, if and when ADP achieves specified revenue milestones, CareerBuilder could incur additional expenses that could be substantial. For more information regarding the ADP warrant and these potential expenses, see "Certain Factors That May Affect Future Results -- We could be required to record significant expenses if ADP achieves revenue goals." In addition to the ADP and Microsoft warrants, CareerBuilder also issued two warrants representing the right to purchase up to an aggregate of 147,321 shares of common stock in connection with an agreement with NBC Multimedia, Inc., an affiliate member of the CareerBuilder Network. CareerBuilder expects to recognize approximately $8.2 million of expense related to the ADP, NBC, and Microsoft warrants between 1999 and 2002, ratably, based on the duration of these agreements.

     CareerBuilder has incurred substantial net losses in every fiscal period since its inception in November 1995, and as of September 30, 1999 had an accumulated deficit of $37.1 million. Such net losses and the accumulated deficit resulted from CareerBuilder's significant costs incurred in developing its online recruitment offerings, including establishing the CareerBuilder Network.

RESULTS OF OPERATIONS

  REVENUE

     CareerBuilder total revenue increased 104% from $2.0 million for the quarter ended September 30, 1998 to $4.1 million for the quarter ended September 30, 1999. Total revenue increased 123%, from $4.6 million for the nine months ended September 30, 1998 to $10.2 million for the nine months ended September 30, 1999. The increases in total revenue were primarily due to an increase in subscriptions to the CareerBuilder Network as well as an increase in revenue per customer. This was a result of increased direct and telesales efforts and increased marketing and promotional activities. Revenue derived from ADP's efforts comprised 13% of total revenue for the quarter ended September 30, 1998 and 40% for the quarter ended September 30, 1999; revenues derived from ADP's efforts comprised 7% of total revenue for the nine months ended September 30, 1998 and 38% for the nine months ended September 30, 1999.

     CareerBuilder's revenue is composed of service fees and software license fees. Services fees consist of subscription fees from customers to post job advertisements on the CareerBuilder Network; banner and other employment advertising fees and fees for recruiting services provided by CareerBuilder. Service fees totaled $2.0 million or 98% of total revenue for the quarter ended September 30, 1998 and $4.1 million or 99% for the quarter ended September 30, 1999. Year to date service fees represented $4.3 million or 94% of total revenue through September 30, 1998 compared to $10.1 million or 99% of total revenue through September 30, 1999. CareerBuilder expects that service fees will continue to account for a significant portion of its revenue.

     Software license fees consist of license fees generated from the sales of TeamBuilder software. Software license fees represented 2% of total revenues for the quarter ended September 30, 1998 compared to 1% of total revenues for the quarter ended September 30, 1999. Year to date software fees were 6% of total revenues through September 30, 1998 compared to 1% through September 30, 1999. CareerBuilder expects that future software license fees will be insignificant to total revenues.

  COST OF REVENUE

     Cost of revenue consists of commissions paid to ADP for its sales of CareerBuilder's online recruitment offerings, fees paid to CareerBuilder Network affiliates, and expense associated with the cost of hosting the career sites on the CareerBuilder Network, including depreciation. Cost of revenue also includes expenses associated with customer support and the delivery of professional services. Cost of revenue increased 276% from $.5 million for the quarter ended September 30, 1998 to $1.9 million for the quarter ended September 30, 1999 and as a percentage of revenue increased from 25% for the quarter ended September 30, 1998 to 46% for the quarter ended September 30, 1999. Cost of revenue increased 351% from $1.0 million for the nine months ended September 30, 1998 to $4.5 million for the nine months ended September 30, 1999 and as a percentage of revenue increased from 22% for the nine months ended September 30, 1998 to 44% for the nine months ended September 30, 1999. These increases were primarily due to commissions paid to ADP, fees paid to the members of the CareerBuilder Network (see Notes to the Financial Statements, Note 2, (b)) expenses associated with customer support which include the increased costs in 1999 associated with the expansion and reorganization of customer service and recruiting services provided by CareerBuilder for its customers, and expenses, including depreciation, associated with hosting the career sites on the CareerBuilder Network. Prior to June 30, 1998, CareerBuilder did not pay any significant sales commission fees to ADP or service fees to the CareerBuilder Network affiliates.

  OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotional expenses, trade show expenses, advertising and marketing fees paid to members of the CareerBuilder Network and depreciation expense. Sales and marketing expenses increased 100% from $3.2 million for the quarter ended September 30, 1998 to $6.5 million for the quarter ended September 30, 1999. Sales and marketing expenses increased 73% from $9.4 million for the nine months ended September 30, 1998 to $16.2 million for the nine months ended September 30, 1999. The increase in sales and marketing expenses for the quarter was primarily due to an increase in sales and marketing personnel, costs related to the development of CareerBuilder's marketing and branding campaigns, and, to a lesser extent, sales commissions associated with the increase in revenue. For the first nine months of 1999, relative to 1998, this increase represented an increase in sales and marketing personnel, the establishment of a channel sales force that supports ADP's sales effort, costs related to the development of CareerBuilder's marketing and branding campaigns, and, to a lesser extent, sales commissions associated with the increase in revenue.

     Product Development. Product development expenses include expenses for research, design and development of CareerBuilder's proprietary technology incorporated in the TeamBuilder offerings and the CareerBuilder Network, and expenses associated with operating TeamBuilder Online and the operation of the CareerBuilder Network. CareerBuilder, to date, has expensed all development costs as they have been incurred. Product development expenses declined 10% from $606,000 for the quarter ended September 30, 1998 to $548,000 for the quarter ended September 30, 1999. Product development expenses declined 4% from $1.7 million for the nine months ended September 30, 1998 to $1.6 million for the nine months ended September 30, 1999. The decrease in product development expenses was due primarily to the expansion and reorganization of the customer service organization in 1999. In 1998 the customer support organization was composed of a small group that had dual responsibilities between product development and customer support. In early 1999, as the Company has grown, this group's responsibilities were expanded and reorganized into a more defined customer service area, which is an element of cost of sales. There was a modest increase in expenses associated with operating TeamBuilder Online and the operation of the CareerBuilder Network, as the number of TeamBuilder Online customers and the number of CareerBuilder Network affiliates grew.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense, depreciation expense for property and equipment not associated with hosting career sites and general office expenses. General and administrative expenses increased 77% from $.6 million for the quarter ended September 30, 1998 to $1.0 million for the quarter ended September 30, 1999. General and administrative expenses increased 80% from $1.5 million for the nine months ended September 30, 1998 to $2.7 million for the nine months ended September 30, 1999. The increase in general and administrative expenses was due primarily to the costs associated with developing the infrastructure necessary for supporting a public company by incurring new expenditures that include directors and officers insurance, increased legal fees and an increase in administrative and executive personnel.

  EQUITY-BASED EXPENSE

     Equity-based expense of $960,000 for the quarter ended September 30, 1999, and $1.8 million for the nine months ended September 30, 1999 consists of expenses related to the issuance of warrants to Microsoft in May 1999 and ADP and NBC in March 1999. There was no equity based expense for the quarter ended, or the nine months ended, September 30, 1998.

  NET INTEREST INCOME

     Net interest income was approximately $18,000 for the quarter ended September 30, 1998 and $957,000 for the quarter ended September 30, 1999. Net interest income was approximately $28,000 for the nine months ended September 30, 1998 and $1.2 million for the nine months ended September 30, 1999. Interest income was attributable to cash, cash equivalents and short-term investments primarily attributable to the net proceeds received by CareerBuilder from its initial public offering of common stock and from the Microsoft investment in May 1999, net of interest expenses primarily from CareerBuilder's lines of credit that were paid off in May and June of 1999.

  TAXES

     CareerBuilder has incurred significant operating losses for all periods from its inception in November 1995 through September 30, 1999. CareerBuilder has recorded a valuation allowance for 100% of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. Accordingly, no income tax benefits have been recognized in any periods. Due to the Company's recent initial public offering, a change in control under section 382 of the Internal Revenue Code may have occurred. If a change in control has occurred, it will limit the amount of net operating loss that the Company will be able to carry forward and potentially utilize.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, CareerBuilder has financed its activities primarily through proceeds from private placements of equity securities, and its initial public offering, totaling approximately $107.7 million through May 17, 1999.

     Net cash used in operating activities was $5.8 million and $12.8 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. Net cash used in operating activities resulted from net operating losses and increases in accounts receivable, partially offset by increases in accrued expenses.

     Net cash used in investing activities was $1.0 million and $3.8 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. Net cash used in investing activities was primarily related to purchases of computer and network equipment, as well as an increase in long term deposits of $1.7 million for a new building lease that will commence on February 1, 2000.

     Cash provided by financing activities was $8.9 million and $85.5 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. Net cash provided by financing activities was primarily due to proceeds from its initial public offering and private placements of equity securities. In addition, CareerBuilder has utilized revolving credit lines secured by accounts receivable and computer equipment to fund its operations, which the Company paid off by June 30, 1999.

     In December 1998, CareerBuilder entered into a $2.0 million revolving credit facility and a $4.0 million bridge loan. The credit facility and the bridge loan are secured by substantially all of the Company's assets, and bear interest at a variable rate. Each of the credit facility and the bridge loan is evidenced by a promissory note for the amount borrowed. The Company has repaid both the bridge loan and the revolving credit facility as of June 30, 1999. The remaining line of credit for $2,000,000 expires on December 28,1999. The company is in the process of renegotiating the terms of this line of credit.

     As of September 30, 1999, CareerBuilder had $71.6 million of cash and cash equivalents.

     CareerBuilder anticipates it will spend up to $.6 million for capital equipment for the remainder of 1999. CareerBuilder has also entered into agreements that provide for CareerBuilder to pay advertising and marketing fees to four of its current CareerBuilder Network affiliates of up to approximately $3.1 million in 1999. One of these agreements allows the payments to be offset by job posting fees paid to such affiliate. In addition, under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay to Microsoft up to $786,000 in 1999, up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site was launched in late September 1999 and to date no amounts have been incurred and no payments have been made.

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

     We have completed an assessment of the year 2000 readiness of our products and systems. CareerBuilder believes that all of the products and services it currently offers to its customers were year 2000 compliant at the time of installation or launch and has conducted tests internally to validate the compliance of these products. We cannot be certain, however, that these tests have detected all potential year 2000 problems. It is also possible that members of the CareerBuilder Network will experience problems with their Internet sites due to software that is not year 2000 compliant, which could lead to disruptions on the CareerBuilder Network. CareerBuilder has reviewed year 2000 compliance statements made by the vendors of its software systems, such as accounting and database management systems and has completed an assessment of the year 2000 readiness of its internal systems. Based on this review and assessment, CareerBuilder currently believes that its internal software systems are year 2000 compliant. However, it is possible that such systems could contain undetected problems that could cause serious and costly disruptions. To address these potential disruptions, CareerBuilder maintains off-site backup data for its internal systems and as a contingency plan has developed a redundant, outsourced data center as protection against the failure of the CareerBuilder Network or its associated hardware.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For the year ended December 31, 1998, our net loss was $12.0 million. For the quarter ended September 30, 1999, our net loss was $5.8 million. As of September 30, 1999, our accumulated deficit was approximately $37.1 million. We are not certain when we will become profitable, if at all. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. We have generated relatively small amounts of revenue until recent fiscal quarters, while increasing operating expenditures in all areas, particularly in sales and marketing. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

     - ADP is our principal sales channel for customers with 100 to 1,000 employees and represented approximately 40% of our total revenue in the quarter ended September 30, 1999 and 38% year to date. We have no control over ADP's selling efforts and these efforts will significantly affect our results of operations in any quarter;

     - customers may choose to pay for our services on a per-job posting basis, instead of a multi-month subscription basis; to the extent a greater proportion of our revenue is attributable to customers who choose to pay on a per-job posting basis, our operating results may fluctuate to a greater extent from period to period; Revenue attributable to customers who chose to pay on a per-job posting basis accounted for approximately 5% of our total revenue for the quarter ended September 30, 1999 and 5% year to date;

     - our cost of revenue, and therefore our operating results, are affected by the allocation of our customers' job advertisements among the CareerBuilder.com site and the other sites on the CareerBuilder Network; and

     - our cost of revenue is affected by the relative mix of sales between our sales force and sales made through ADP; for the three and nine months ended September 30, 1999, we paid sales commissions to ADP of approximately $.5 million and $1.4 million respectively. This represented 30% and 34% of revenue for the three and nine months ended September 30, 1999 received from customers for which ADP acted as sales agent.

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

WE ARE DEPENDENT ON ADP'S SALES FORCE FOR A SIGNIFICANT PORTION OF OUR REVENUE

     ADP is our principal sales channel for customers with between 100 and 1,000 employees. Sales of our offerings by ADP accounted for approximately 40% of our total revenue in the quarter ended September 30, 1999, and 38% year to date. We expect ADP's contribution to our revenue to continue to increase at least through 1999. Our existing agreement with ADP may be terminated by ADP at any time after January 2002 upon 120 days notice. It is possible that ADP's sales force will not continue to market our services beyond January 2002.

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

WE COULD BE REQUIRED TO RECORD SIGNIFICANT EXPENSES IF ADP ACHIEVES REVENUE
GOALS

     If ADP achieves specified revenue-based milestones, a warrant to purchase shares of common stock will become exercisable to purchase up to 380,000 shares of common stock commencing on each of March 31, 2001 and March 31, 2002 at an exercise price of $5.00 per share. The revenue-based milestones are measured for a specific time period by subtracting from total revenue received from customers for which ADP has acted as sales agent, sales commissions paid to ADP. In order for the March 2001 installment of the warrant to vest, revenue minus sales commission for the period from March 1, 1999 through March 30, 2001 must exceed $10.2 million. As of September 30, 1999,

CareerBuilder has recognized $2.8 million in net revenues towards the vesting of the March 2001 installment. In order for the minimum number of shares under the March 2002 installment to vest, revenue minus sales commission for the period from April 1, 2001 through March 30, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. These milestones are not projections but are solely milestones ADP must achieve for their warrants to vest. The ADP warrant contains provisions that increase the number of shares for which the warrant is exercisable if we issue additional shares, particularly for financing purposes. The maximum number of shares that are issuable upon exercise of each remaining installment of the warrant is currently 516,824 shares based on current antidilution calculations. These provisions are limited so that the number of shares of common stock for which each of the installments of the warrant may be exercisable is limited to a maximum of 568,506 shares.

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

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE "CAREERBUILDER.COM" BRAND NAME

     We believe that continuing to build awareness of the "CareerBuilder.com" brand name is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. From November 1995 to September 30, 1999, we have recorded approximately $36.7 million in sales and marketing expenses. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES

     The market for online recruitment solutions is intensely competitive and highly fragmented. We compete with companies, including recruiting search firms, that offer a single database "job board" solution, such as Monster.com, Career Mosaic and HotJobs.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as AOL.com. We may experience competition from potential customers to the extent that they develop their own online recruitment offerings internally. In addition, we compete with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market. We may also face competition from organizations that choose to develop online recruitment offerings internally. It is also possible that, as the online recruitment market develops and new products and services are introduced, we may face competition from the members of the CareerBuilder Network.

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

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Amended and Restated Certificate of Incorporation of the
                Company*
    3.2       Bylaws of the Company*
    4.1       Specimen Certificate for Shares of Common Stock*
   27.1       Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                only and not filed.

---------------
* Incorporated by reference to the Company's Form S-1 (Registration No. 333-73469) filed April 12, 1999 as amended.

     (b) Reports on Form 8-K.

     There were no 8-K forms filed for the 3 months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                   CAREERBUILDER, INC.

                                          By:    /s/ ROBERT J. MCGOVERN
                                            ------------------------------------
                                                     Robert J. McGovern
                                                  Chief Executive Officer

                                          By:      /s/ JAMES A. THOLEN
                                            ------------------------------------
                                                      James A. Tholen
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Amended and Restated Certificate of Incorporation of the
                Company*
    3.2       Bylaws of the Company*
    4.2       Specimen Certificate for Shares of Common Stock*
   27.1       Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                only and not filed.

---------------
* Incorporated by reference to the Company's Form S-1 (Registration No. 333-73469) filed April 12, 1999 as amended.