Form 10-K
period 1999-12-31
CAREERBUILDER INC
filed 2000-03-28
CIK 1065748

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO           .

                       COMMISSION FILE NUMBER 000 - 25949
                               CAREERBUILDER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                               54-1779164
           (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

              10780 PARKRIDGE BOULEVARD                         20191
                      SUITE 200                              (ZIP CODE)
                  RESTON, VIRGINIA
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 703-259-5500 SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant (11,963,774 shares), computed using the closing sales price of Common Stock on March 15, 2000, as reported on the Nasdaq National Market, was approximately $68,791,000.

     As of March 15, 2000 there were 23,753,160 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be delivered with the Notice of Annual Meeting of the Stockholders to be held on May 11, 2000 are incorporated by reference into Part III of this Form 10-K.

                               CAREERBUILDER, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I............................................................................................3

    ITEM 1.  BUSINESS.............................................................................3
    ITEM 2.  PROPERTIES...........................................................................8
    ITEM 3.  LEGAL PROCEEDINGS....................................................................8
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................8

PART II...........................................................................................9

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................9
    ITEM 6.  SELECTED FINANCIAL DATA.............................................................10
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS..........................................................................11
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................26
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................26
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL...........
             DISCLOSURE..........................................................................26
PART III.........................................................................................27
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................27
    ITEM 11.  EXECUTIVE COMPENSATION.............................................................27
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................27
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................27

PART IV..........................................................................................27

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................27
    SIGNATURES...................................................................................30

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's business, the markets for the Company's services, the Company's anticipated capital expenditures, and other similar statements, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans", "expects", "will", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believes", "anticipates", "intends", "may", "should", "continue", "seek", "could" and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, those factors set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results," as well as the other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Quarterly Reports on Form 10-Q that the Company files in 2000. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

     CareerBuilder provides comprehensive online recruitment offerings for employers and job seekers. CareerBuilder brings employers and job seekers together by:

     - providing employers with the ability to advertise job openings and manage their online recruitment efforts on a network of integrated Internet sites, including CareerBuilder.com and career sites for 25 premier interactive media companies such as Microsoft MSN, Bloomberg.com, CitySearch, USA Today and NBC Interactive.

     - providing job seekers with the tools to find, explore, evaluate and compare job opportunities. These tools include CareerBuilder's unique Mega Job-Search(SM) features that enable job seekers to search over 50 career sites across the Internet, and "mycareerbuilder"(SM), which enables job seekers to personalize and manage their career search efforts and post a resume in the CareerBuilder resume database for employers to search.

At December 31, 1999, nearly 1,300 employers subscribed for CareerBuilder's offerings. Media Metrix reported that over 1.5 million unique monthly job seekers visited the CareerBuilder Network in December 1999. As ranked by Media Metrix, the CareerBuilder Network was the third largest destination for job seekers across the Internet in December 1999.

THE CAREERBUILDER SOLUTION

     CareerBuilder provides comprehensive, online recruitment offerings for employers and job seekers. CareerBuilder's offerings:

     ENABLE EMPLOYERS TO REACH AND TARGET JOB SEEKERS ACROSS A WIDE VARIETY OF PREMIER INTERNET SITES. Employers can post their jobs through the CareerBuilder Network, including the Company's flagship site CareerBuilder.com and career sites for 25 premier interactive media companies such as Microsoft's MSN.com, Bloomberg.com, TicketMaster, CitySearch, USA Today and NBC Interactive. By using the CareerBuilder Network, employers can choose their desired reach and focus for each job opening. For example, a company with a job opening wishing to reach as broad an audience as possible may advertise job openings on major career sites such as CareerBuilder.com, Microsoft MSN's Career Center and USA Today's Career Center. A company with more specific industry openings may choose to advertise their jobs on key vertical industry sites such as Bloomberg and ITcareers.com. Specific geographic openings could be advertised on career sites such as TicketMaster City Search, the Dallas Morning News, and NBC Interactive. Diversity candidates are targeted through sites such as Black Enterprise Online, HISPANIC Online and WomenCONNECT.com. Employers can also utilize CareerBuilder banner advertising offerings to target key job seeker profiles on CareerBuilder.com, across the CareerBuilder Network and on selected other Internet web sites.

     PROVIDE EMPLOYERS WITH THE ABILITY TO EASILY ACCESS AND MANAGE ONLINE RECRUITING. CareerBuilder enables an employer, using a single point of access, to post job advertisements across their choice of sites on the CareerBuilder Network and receive resumes from interested job seekers. CareerBuilder facilitates management of the recruiting process by enabling employers to measure their online recruiting efforts by tracking the number of times a job advertisement is viewed, the number of resumes received for each job advertisement and the quantity and quality of the resumes received. CareerBuilder also provides internal workflow and resume management capabilities.

     PROVIDE JOB SEEKERS WITH THE ABILITY TO EASILY RESEARCH, FIND, COMPARE AND APPLY FOR JOBS. Using Mega Job-Search(SM), job seekers can search for over 50 career sites across the Internet, including CareerBuilder.com, each of the other career sites in the CareerBuilder Network, as well as many other major internet job posting sites. Job seekers can search possible job opportunities based on a set of job characteristics that they establish and can then easily send in their resumes electronically. Job seekers may also establish a Personal Search Agent(SM) that reflects their profile and job search characteristics. Job seekers with Personal Search Agents receive by email specific job postings that match their search criteria, with electronic links to more information regarding those positions. In addition, job seekers can manage their online job search efforts through "my careerbuilder", enabling them to post and edit resumes, manage up to 5 Personal Search Agents, and automatically keep abreast of key information and news concerning potential employers and other employment information.

PRODUCTS AND SERVICES

     THE CAREERBUILDER NETWORK. The CareerBuilder Network consists of CareerBuilder.com, the Company's flagship career site, and career sites located on the Internet sites of 25 premier interactive media companies, including Microsoft MSN, Bloomberg.com, CitySearch, USA Today and NBC Interactive. Through the use of the CareerBuilder Network, an employer can directly solicit and target job seekers in a broad range of online communities. Employers can directly access the CareerBuilder Network, through their browser, to post job advertisements and manage their online recruiting efforts.

     JOB POSTINGS. Employer customers generally access the CareerBuilder offerings through multi-month subscriptions. Each subscription enables a customer to post a set number of job postings across the CareerBuilder Network. The customer can determine, for each job posted, which sites on the CareerBuilder Network best target the job seekers for that job. Customers typically subscribe for three-, six- or twelve-month subscriptions. Customers may also subscribe on an individual posting basis. For the year ended December 31, 1999, approximately 94% of CareerBuilder's revenue was derived from multiple-month subscriptions and approximately 6% of CareerBuilder's revenue was derived from individual postings.

     ADVERTISING. CareerBuilder also offers employer customers the ability to advertise their recruitment efforts through banner advertising programs. These programs include:

     -   Regional, national and "Hot Company" advertising on CareerBuilder.com

     - Bullseye(TM) and Pinpoint(TM) banner advertisements, enabling customers to more ably target key job seeker profiles on CareerBuilder.com, across the CareerBuilder Network and on selected other Internet web sites.

     CAREERBUILDER NETWORK AFFILIATE PARTNERS. By becoming part of the CareerBuilder Network, major interactive media companies can provide a complete, branded career service to their online customers without having to build and maintain their own career site and job advertising engines. This capability enables major interactive media companies to take advantage of CareerBuilder's established customer base and sales channels and create a new source of revenue. Using proprietary technology, CareerBuilder can quickly build a private label career site for an interactive media partner, seamlessly integrated with that of the interactive media organization's existing web site, including its "look and feel." CareerBuilder hosts the sites and provides and maintains the search engine and other technological features of the sites, as well as providing customer support. The sites are also located on servers operated by CareerBuilder. Each site is integrated into the CareerBuilder Network and employers can readily advertise job openings on any site on the CareerBuilder Network. Employers can immediately access information on the demographics of the community of users of each site on the CareerBuilder Network, which helps employers plan where to advertise their job openings. Employers are also able to quickly measure the response to each job advertisement, which enables employers to continually refine their recruiting efforts to more selectively reach their intended audience and generate better responses. The CareerBuilder Network consists of:


blackenterprise.com                     MarketingClick
Bloomberg.com                           MediaCentral
Business Week ONLINE                    Microsoft Network (MSN)
CareerBuilder.com                       NBC Interactive
Career Engine                           PDR.net Career Pulse
citysearch.com                          Questlink EE Design Center
ComputerJobs.com                        r-dental.com
The Dallas Morning News                 TelecomWeb Career Center
EDN Access                              Test & Measurement World Online
e-inSite.com                            USATODAY.com
HISPANIC Online                         WETA Online
Internet.com                            WomenCONNECT.com
ITcareers.com

CareerBuilder also has a contractual arrangement with Yahoo! which provides for companies' job advertisements placed on CareerBuilder.com to automatically appear on Yahoo! This provides more exposure for these job advertisements. No fees are paid by, or charged by, CareerBuilder or Yahoo! for this arrangement and CareerBuilder does not currently view the arrangement as material. The agreement between CareerBuilder and Yahoo! has a one year term. For an additional fee paid by customers, job advertisements can also appear on CareerMosaic.

JOB SEEKER PRODUCTS AND SERVICES

     MEGA JOB-SEARCH(SM). CareerBuilder's Mega Job-Search enables job seekers to search, based on their specific defined job characteristics, over 50 career sites across the Internet, not only CareerBuilder.com and the CareerBuilder Network, but other major job posting sites.

     MY CAREERBUILDER. Introduced in February 2000, "my careerbuilder"(SM) provides job seekers with a customized place to search for and manage activities in support of finding jobs. Features include up to 5 Job Search Profiles, with optional e-mail alerts, ability to file favorite postings to act on later, and daily news feeds with career news related to their selected industry.

     CAREERBUILDER'S TOTAL CUSTOMER CARE ORGANIZATION. CareerBuilder's total customer care organization helps new CareerBuilder customers establish their online recruiting programs by assisting them in organizing, planning and placing their job advertisements. This organization regularly contacts customers to help them integrate CareerBuilder's offerings into their recruiting efforts and also provides technical support. For an additional fee, the total customer care organization offers customers assistance in designing and enhancing their online recruiting strategies as well as assisting them with advertising specific job openings.

TECHNOLOGY

     CareerBuilder believes that one of its principal strengths is the proprietary technology it has developed and deployed in its product and service offerings, and that the investments it has made and plans to make in its technologies result in a superior solution for its customers.

     The key architectural components of the CareerBuilder offering, including the CareerBuilder Network, the Personal Search Agent and Mega Job-Search, are proprietary to CareerBuilder. These components employ an object-oriented design and implementation methodology that can be quickly and efficiently upgraded to deliver new features and functionality. CareerBuilder implements code in a wide variety of languages and technologies, including C++, Java, Java Script, HTML, DHTML and XML. The core of the components is a modern SQL compliant database architecture, with extensive use of a text search engine. As newer alternative languages and technologies become available, each is evaluated for suitability and employed where appropriate. CareerBuilder's components use a proprietary scripting language to rapidly develop templates that enable dynamic content replacement in the web pages that comprise much of the job advertisement and job search applications. This scripting language enables efficient access to databases, text search engines, operating system structures and compiled-code constructs and provides a powerful and extensible programming language for extending the functionality of CareerBuilder's offerings. Further, the Personal Search Agent (SM) automatically locates preferred jobs, notifies the candidate of matches via confidential e-mail, and offers the job seeker the ability to follow up by providing a direct link to the employer's posting. CareerBuilder's distributed system architecture maximizes the interconnectivity of the Web, providing powerful and effective recruiting solutions.

     On November 9, 1999, CareerBuilder was awarded a patent for the Company's unique interactive recruiting business methods. CareerBuilder's patented system permits employers to easily post job openings and efficiently receive and organize resumes from qualified candidates.

CUSTOMERS

     At December 31, 1999, CareerBuilder's customer base included approximately 1,300 subscriber customers in industries such as technology, financial services, health care, professional services, retail and telecommunications/ communications. The following table lists the Company's top 10 subscriber customers for the year ended December 31, 1999. Each of the companies represents less than 1% of the total operating revenue for the fiscal year.

     Top 10 Customers as a % of Revenue (listed alphabetically)

     Bell Atlantic Network Integration
     Bristol-Myers Squibb Company
     Cable & Wireless Communications plc
     Deloitte & Touche LLP
     Edward Jones Inc.
     Microsoft Corporation
     PricewaterhouseCoopers LLP
     Putnam Mutual Funds Corp.
     Stop & Shop Supermarket Co.
     Tricon Global Restaurants, Inc.

SALES, MARKETING AND BUSINESS DEVELOPMENT

     SALES. CareerBuilder sells its offerings in the United States through a sales and marketing organization which consisted of 115 employees at December 31, 1999. These employees are located at CareerBuilder's headquarters in Reston, Virginia, and in CareerBuilder's offices in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, San Francisco and Seattle. The sales organization is divided into three dedicated groups:

     - a direct sales force which focuses on employer customers with more than 500 employees

     - a telesales force which focuses on employer customers with under 100 employees, and on customers in geographies not actively addressed by the direct sales force; and

     - a channel sales force that currently supports ADP's CareerBuilder sales efforts across the United States, which is generally focused on customers with 100 to 1,000 employees, (see ADP Relationship below).

     MARKETING. To support and actively promote the CareerBuilder.com and CareerBuilder Network brands among Internet users and particularly online job seekers, and to support its direct and ADP sales efforts, CareerBuilder conducts comprehensive marketing programs. These programs include public relations, targeted television advertising, local radio advertising, targeted and national online advertising, online recruiting seminars, print advertising, trade shows and customer communication programs.

     BUSINESS DEVELOPMENT. CareerBuilder 's business development group identifies, evaluates and recruits appropriate interactive media companies as affiliate members of the CareerBuilder Network. The business development group establishes key categories of affiliates, based on the recruiting needs of CareerBuilder's customers, and focuses on soliciting leading interactive media companies in each category.

ADP RELATIONSHIP

     In January 1998, CareerBuilder and ADP, Inc. ("ADP") entered into a joint marketing and sales representative agreement. ADP is a provider of payroll processing and other human resource services. CareerBuilder and ADP amended this agreement in March 1999. The amended agreement provides for ADP to market CareerBuilder's services to ADP's customers using ADP's approximately
500-person Major Accounts Division direct sales force. CareerBuilder and ADP introduced CareerBuilder's products to this sales force between April and September 1998. Sales of CareerBuilder's services by ADP accounted for approximately 38% of CareerBuilder's total revenue for the year ended December 31, 1999, up from 11% for the year ended December 31, 1998. Based on CareerBuilder's current revenues, the agreement provides for sales commissions to ADP ranging from 33 1/3% to 50% of revenue generated by a customer for which ADP acted as a sales agent. The agreement generally prohibits ADP's Employer Services Division, during the term of the agreement, from entering into any new joint marketing, reseller, distribution or other arrangement with another provider of Internet recruitment offerings which offers products or services similar to CareerBuilder's offerings in the United States or Canada. However, under the terms of this agreement, if ADP determines that the CareerBuilder's offerings have material inadequacies that reduce their ability to perform competitively in relation to other online recruiting products, CareerBuilder must correct the deficiencies specified by ADP or

ADP is free to market alternative online recruitment services, including those of CareerBuilder's competitors, during the term of the agreement. This agreement also generally provides that, during the term of the agreement, CareerBuilder will not enter into any new reseller, distribution or similar agreement with any provider of human resource information systems which offers payroll software or payroll processing services similar to those offered by ADP to sell CareerBuilder's online recruiting offerings in the United States or Canada, or with another payroll or benefits administration provider. The ADP agreement may be terminated by ADP at any time after January 23, 2002 upon at least 120 days notice.

     In connection with the execution of the joint marketing and sales representative agreement and its amendment and the sale of shares of Series D preferred stock to ADP, the Company issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares vested at the signing of the amendment. The exercise price of the first installment is $12.00 per share. Warrants for the second and third installments of up to 380,000 shares of common stock each will vest based on ADP achieving specified revenue-based milestones. The revenue-based milestones are measured for a specific time period, by subtracting from total revenue received from customers for which ADP has acted as sales agent, sales commissions paid to ADP. In order for the minimum number of shares under the March 2001 installment of the warrant to vest, the milestone of revenue minus sales commissions for the period from April 1, 2000 through March 31,2001 must exceed $10.2 million, with $20.4 million required for the maximum number of shares issuable under the installment to vest. In order for the minimum number of shares under the March 2002 installment to vest, the milestone of revenue minus sales commissions for the period from April 1, 2001 through March 31,2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. The exercise price for the second and third installments is $5.00 per share. The ADP warrant contains antidilution provisions that increase the number of shares for which the warrant is exercisable if the Company issues additional equity securities primarily for financing purposes. Each remaining installment of the warrant may be issuable upon exercise for a maximum of 516,824 shares based on current antidilution calculations. The number of shares of Common Stock issuable upon exercise of the warrant may increase up to a maximum of 568,506 shares for each of the second and third installments as a result of these antidilution provisions. The first, second and third installments are each exercisable, to the extent vested, during the five-year period following March 4, 1999, March 31, 2001 and March 31, 2002, respectively. As the ADP warrant vests, CareerBuilder may be required to record significant expenses. See Note 8 of Notes to Financial Statements.

COMPETITION

     CareerBuilder competes with companies, including recruiting search firms, that offer a single database "job board" solution, such as Monster.com and Hotjobs.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. CareerBuilder also competes with large Internet information hubs, or portals, such as AOL.com. CareerBuilder may experience competition from potential customers to the extent that they develop their own online recruitment solutions internally. In addition, CareerBuilder competes with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers' total recruiting budgets. CareerBuilder expects to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

     Many of CareerBuilder's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and a larger installed customer base than CareerBuilder does. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their offerings and to offer more comprehensive solutions.

     CareerBuilder believes that there will be rapid business consolidation in the online recruitment industry. Accordingly, competitors may rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that CareerBuilder faces. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect CareerBuilder's competitive position. As a result of these and other factors, if CareerBuilder is not able to compete effectively with current or future competitors, its business, results of operations and financial condition could be materially and adversely affected.

     Although CareerBuilder believes it competes favorably in the online recruitment market, the online recruitment market is intensely competitive and a number of factors could adversely affect CareerBuilder's ability to compete in the future, including those identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

PROPRIETARY RIGHTS

     CareerBuilder relies upon a combination of copyright, patent, trade secret and trademark laws, and non-disclosure and other contractual arrangements to protect its proprietary rights. CareerBuilder holds a patent for its interactive recruiting business methods. There can be no assurance that the steps CareerBuilder has taken to protect its proprietary rights, however, will be adequate to deter misappropriation of proprietary information, and CareerBuilder may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Although CareerBuilder believes that its products and services do not infringe upon the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, CareerBuilder is subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require CareerBuilder to spend significant sums on litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of any such infringement. Therefore, such claims could have a material adverse effect on CareerBuilder's business, operating results and financial condition.

EMPLOYEES

     At December 31, 1999, CareerBuilder had a total of 179 employees. Of these employees, 115 were involved in sales, marketing and business development, 38 were involved in technical support and engineering and 26 were involved in finance, administration and corporate operations. None of CareerBuilder's employees is represented by a labor union. CareerBuilder has not experienced any work stoppages and considers relations with its employees to be good.

ITEM 2.  PROPERTIES

     CareerBuilder currently leases approximately 52,000 square feet of space at its headquarters in Reston, Virginia. This lease expires in February 2008. CareerBuilder also maintains field sales offices in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, San Francisco and Seattle.

     CareerBuilder contracts with Global Center to host its communications hardware and other computer hardware operations that maintain the CareerBuilder Network. Global Center provides site hosting, systems management, network optimization, and environmental security consistent with accepted standards for high availability around-the-clock data center operations.

ITEM 3.  LEGAL PROCEEDINGS

     CareerBuilder is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK
     Since May 12, 1999, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "CBDR". The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock since commencement of trading, as reported on the Nasdaq National Market.

                                                 HIGH PRICE       LOW PRICE
                                                 ----------       ---------
PERIOD ENDED DECEMBER 31, 1999
  Second Quarter                                     $16.00          $10.38
  Third Quarter                                       16.50            6.25
  Fourth Quarter                                       9.25            5.63

HOLDERS OF RECORD

     As of March 20, 2000, there were approximately 4,111 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has never paid dividends on the Common Stock and does not expect to declare any dividends on the Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, to fund the development and growth of its business. The terms of the Company's revolving credit agreement restrict its ability to declare and pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 1999, the Company sold 2,018,350 shares of Class F Convertible Preferred Stock to new & existing investors for approximately $10,986,000. All of the shares of Class F Convertible Preferred Stock automatically converted into Common Stock at the closing of the Company's initial public offering.

     In March 1999, in connection with an agreement with NBC, the Company issued a warrant to purchase 93,750 shares of Common Stock at an exercise price of $8.00 per share and a warrant to purchase 53,571 shares of Common Stock at an exercise price of $14.00 per share.

     On May 4, 1999, the Company issued 1,372,817 shares of Common Stock to Microsoft Corporation for an aggregate purchase price of approximately $17.8 million. In addition, for no additional cash consideration, the Company issued a warrant to Microsoft representing the right to purchase 873,534 shares of Common Stock at an exercise price of $13 per share.

      Between April 1, 1999 and May 11, 1999, the Company issued 23,990 shares of Common Stock pursuant to option exercises for aggregate proceeds of approximately $5,000.

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

USE OF PROCEEDS

     On May 17, 1999, the Company closed an initial public offering of Common Stock (the "Offering"). The Registration Statement on Form S-1 (No. 333-73469) was declared effective by the Securities and Exchange Commission on May 11, 1999 and the Company commenced the Offering on that date.

     After deducting the underwriting discounts and commissions and the Offering expenses, the net proceeds to the Company from the Offering were approximately $61.4 million.

     As of December 31, 1999, approximately (i) $1,400,000 of the net proceeds of the Offering had been used to pay expenses incurred in connection with the Offering, (ii) $2,300,000 of the net proceeds had been used to pay all of the principal and accrued interest on a note payable to PNC Bank in connection with a bridge loan and (iii) $2,000,000 of the net proceeds had been used to purchase property and equipment. The remainder of the net proceeds of the Offering have been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for working capital and general corporate purposes. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of the Company or its associates, persons owning 10 percent or more of any class of equity Securities of the Company, or affiliate of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from, and are qualified by reference to the audited Financial Statements of the Company and the related notes thereto, and should be read in conjunction therewith and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         PERIOD FROM
                                         INCEPTION
                                      (NOVEMBER 1995)                   YEAR ENDED DECEMBER 31,
                                           THROUGH                      -----------------------
                                     DECEMBER 31, 1995     1996           1997            1998             1999
                                     -----------------     ----           ----            ----             ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Revenue:
  Service fees ..................      $      --        $     94        $  1,263        $  6,648        $ 14,822
  Software license fees .........             --              44             662             358              86
                                        --------        --------        --------        --------        --------
    Total revenue ...............             --             138           1,925           7,006          14,908
Cost of revenue:
  Service fees ..................             --              30             197           1,629           6,664
  Software license fees .........             --               6             120              62              23
                                        --------        --------        --------        --------        --------
    Total cost of revenue .......             --              36             317           1,691           6,687
                                        --------        --------        --------        --------        --------
Gross profit ....................             --             102           1,608           5,315           8,221
                                        --------        --------        --------        --------        --------
Operating expenses:
  Product development ...........             --             521           1,310           2,293           2,307
  General and administrative ....             52             663           1,267           2,305           3,806
  Sales and marketing (excluding
    equity-based expense)........             --           1,330           6,452          12,735          25,458
  Equity-based expense ..........             --              --              --              --           2,710
                                        --------        --------        --------        --------        --------
    Total operating expenses ....             52           2,514           9,029          17,333          34,281
                                        --------        --------        --------        --------        --------
Income (loss) from operations ...            (52)         (2,412)         (7,421)        (12,018)        (26,060)
Net interest income (expense) ...             --              (4)            107              31           2,072
                                        --------        --------        --------        --------        --------
Net income (loss) ...............            (52)         (2,416)         (7,314)        (11,987)        (23,988)
                                        --------        --------        --------        --------        --------
Preferred stock dividend
  requirements ..................             --             (71)           (549)         (1,128)           (737)
                                        --------        --------        --------        --------        --------
Net income (loss) available to
  common stockholders ...........       $    (52)       $ (2,487)       $ (7,863)       $(13,115)       $(24,725)
                                        ========        ========        ========        ========        ========
Basic and diluted net income
  (loss) available per share ....       $  (0.01)       $  (0.48)       $  (1.80)       $  (2.92)       $  (1.48)
Shares used to compute basic and
  diluted net income (loss)
  available per share ...........          5,468           5,133           4,366           4,494          16,712
Unaudited pro forma basic and
  diluted net income (loss) per
  share .........................                                                       $  (0.87)       $  (1.14)
Shares used to compute unaudited
  pro forma basic and diluted net
  income (loss) per share .......                                                         13,850          20,991

                                                                       DECEMBER 31,
                                                                       ------------
                                                1995         1996          1997           1998           1999
                                            -----------   ----------    ----------     -----------    ---------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA (END OF PERIOD)
Cash and cash equivalents ............       $   454       $    82     $    1,909       $  2,709      $  63,589
Working capital (deficit) ............           454          (520)          (131)        (3,899)        60,277
Total assets .........................           475           371          3,589          6,042         72,528
Convertible redeemable preferred stock            --         2,135         10,700         18,931            ---
Stockholders' equity (deficit) .......           475        (2,440)        (9,752)       (21,520)        65,099

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

         CareerBuilder, Inc. ("CareerBuilder" or "the Company") provides comprehensive online recruitment offerings for employers, major media companies and job seekers. CareerBuilder was founded in November 1995 and has grown from 7 employees at June 30, 1996 to 179 employees at December 31, 1999. During the period from inception in November 1995 to September 1996, CareerBuilder had insignificant revenue and was primarily engaged in developing online recruiting technology, specifically TeamBuilder Software and the CareerBuilder.com career site. During July and August of 1996, CareerBuilder expanded its operations by adding direct sales and marketing personnel. CareerBuilder's sales commenced in September 1996. CareerBuilder began generating more significant revenue in the fourth quarter of 1996 through the sale of perpetual licenses for TeamBuilder Software and through customer service fees for monthly subscriptions. In May 1998, CareerBuilder launched the CareerBuilder Network by hosting the career sites located on the Internet sites of interactive media companies.

         The Company completed its initial public offering of 5,075,000 shares of Common Stock, including 675,000 shares from the exercise of the underwriters' over-allotment option, at a price of $13.00 per share on May 17, 1999, and received net proceeds (after expenses of the offering) of approximately $60 million. In addition, on May 4, 1999 CareerBuilder entered into a service and distribution agreement with Microsoft. As part of this transaction, CareerBuilder agreed to provide career sites for the Microsoft Network. These career sites have become members of the CareerBuilder Network. Microsoft purchased 1,372,817 shares of CareerBuilder's Common Stock for an aggregate purchase price of approximately $17.8 million, or $13.00 per share. In addition, for no additional cash consideration, CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of Common Stock with an exercise price of $13.00 per share. The warrant is immediately exercisable in full. CareerBuilder recognized approximately $2.0 million of expense related to the Microsoft warrant in 1999 and expects to recognize approximately $3.8 million of expense related to the warrant ratably in 2000 and 2001, reflecting the term of the strategic agreement. The net proceeds of approximately $77.8 million from both the initial public offering and the Microsoft investment were added to the working capital of the Company. The Company has invested such funds in short-term, interest bearing investment grade obligations.

         CareerBuilder's revenue is derived principally from service fees and, to a much lesser extent, license fees for TeamBuilder Software. In 1999, service fees accounted for more than 99% of total revenue. Service fees include subscription fees, advertising fees, recruiting services fees and individual posting fees.

         Subscription Fees. Customers typically subscribe for three-, six- or twelve- month subscriptions for multiple job postings. Customers may also subscribe on an individual posting basis for a one month period. The subscription fees are recognized ratably over the subscription period. For the year ended December 31, 1999, approximately 94% of CareerBuilder revenue was derived from multiple-month subscriptions and approximately 6% of CareerBuilder revenue was derived from individual postings.

         Advertising Fees. CareerBuilder derives revenue from delivering banner and other employment advertising on CareerBuilder.com, as well as selected other sites in the CareerBuilder Network. Revenue from advertising is recognized when the advertising impressions are delivered.

         Recruiting Services Fees. CareerBuilder provides recruiting services, such as initial set up help and job posting assistance, to their customers. Customers have the option of electing to receive recruiting service set-up assistance for a modest fee. If additional recruiting services are elected, such fees are generally recognized at the time the service is performed.

         Customers can post job advertisements on CareerBuilder.com as well as the career sites of the members of the CareerBuilder Network. The members of the CareerBuilder Network receive a portion of the subscription fee from customers that choose to post job advertisements on their respective career sites. The portion of the subscription fee paid to members of the CareerBuilder Network is included in cost of revenue. In addition, CareerBuilder pays fees, including advertising and marketing fees, to three current CareerBuilder Network members.

         CareerBuilder is party to a joint marketing and sales representative agreement with Automatic Data Processing, Inc. ("ADP"). Pursuant to the joint marketing and sales representative agreement, ADP receives a percentage of the total monthly revenue received by CareerBuilder from orders procured by ADP. This sales commission fee is included in CareerBuilder's cost of revenue and ranges from 33% to 50%. The sales commission fee as a percentage of service fee revenue varies based on the relative job posting activity of these customers between CareerBuilder.com and the other sites on the CareerBuilder Network. CareerBuilder recognizes all of the revenue derived from the ADP sales channel. ADP is generally responsible for billing and collecting from these customers on CareerBuilder's behalf. Revenue from orders procured by ADP accounted for approximately 38% of CareerBuilder's total revenue for 1999.

        CareerBuilder's cost of revenue as a percentage of total revenue has increased in 1999 relative to 1998. This increase primarily resulted from two factors:

     - an increase in sales commissions paid to ADP due to increased ADP revenue; and

     - an increase in fees paid to members of the CareerBuilder Network due to network revenue growth.

         In connection with the execution of the joint marketing and sales representative agreement and its amendment and the sale of shares of Series D preferred stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares vested at the signing of the amendment. In addition, if and when ADP achieves specified revenue milestones, CareerBuilder could incur additional equity-based expenses that could be substantial. For more information regarding the ADP warrant and these potential expenses, see "Certain Factors That May Affect Future Results - We could be required to record significant expenses if ADP achieves revenue goals." In addition to the ADP and Microsoft warrants, CareerBuilder also issued two warrants representing the right to purchase up to an aggregate of 147,321 shares of Common Stock in connection with an agreement with NBC Multimedia, Inc., an affiliate member of the CareerBuilder Network. CareerBuilder recognized approximately $2.7 million of expense related to the ADP, NBC, and Microsoft warrants in 1999 and expects to recognize approximately $5.5 million of expense related to these warrants between 2000 and 2002, ratably, based on the duration of these agreements.

         Under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon web site traffic goals. The Microsoft career site was launched in late September 1999 and as of December 31, 1999, approximately $293,000 in fees due Microsoft had been incurred and $78,000 had been paid.

         CareerBuilder has incurred substantial net losses in every fiscal period since its inception in November 1995, and as of December 31, 1999 had an accumulated deficit of $45.8 million. Such net losses and the accumulated deficit resulted from CareerBuilder's significant costs incurred in developing and marketing its online recruitment offerings, including establishing the CareerBuilder Network.

1999 COMPARED TO 1998

REVENUE

         CareerBuilder total revenue increased 113%, from $7.0 million for 1998 to $14.9 million for 1999. The increase in total revenue was primarily due to an increase in the number of customers subscribing to the CareerBuilder Network as a result of increased direct and telesales efforts and increased marketing and promotional activities, as well as an increase in the average revenue per customer. Revenue for which ADP acted as sales agent comprised 11% of total revenue for 1998 and 38% for 1999.



COST OF REVENUE

         Cost of revenue consists of commissions paid to ADP for its sales of CareerBuilder's online recruitment offerings, fees paid to CareerBuilder Network affiliates, and expense associated with the cost of hosting the career sites on the CareerBuilder Network, including depreciation. Cost of revenue also includes expenses associated with customer support and the delivery of professional services. Cost of revenue increased 295% from $1.7 million for 1998 to $6.7 million for 1999 and as a percentage of total revenue increased from 24% for 1998 to 45% for 1999. These increases were primarily due to commissions paid to ADP, fees paid to the members of the CareerBuilder Network, and expenses associated with customer support and network operations, which included costs associated with the expansion of customer service and recruiting services provided by CareerBuilder for its customers, and expenses including depreciation, associated with hosting the career sites on the CareerBuilder Network. Prior to June 30, 1998, CareerBuilder did not pay any significant sales commission fees to ADP or service fees to the CareerBuilder Network affiliates. CareerBuilder anticipates that cost of revenue will continue to increase in absolute dollars as revenues increase. Growth in cost of revenue as a percentage of total revenue will be dependent on the growth of revenue from ADP relative to total revenue and the growth in jobs posted on affiliate sites in the CareerBuilder Network relative to those posted on CareerBuilder.com.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotional expenses, trade show expenses, advertising and marketing fees paid to members of the CareerBuilder Network and depreciation expense on sales and marketing related assets. Sales and marketing expenses increased 100% from $12.7 million for 1998 to $25.5 million for 1999. The increase in sales and marketing expenses for 1999 was primarily due to an increase in costs related to the development of CareerBuilder's marketing and branding campaigns, hiring additional sales and marketing personnel, the establishment and growth of a channel sales force that supports ADP's sales effort, and, to a lesser extent, sales commissions associated with the increase in revenue. CareerBuilder also incurred expenses for advertising fees to CareerBuilder Network affiliates in 1999 amounting to approximately $3.0 million compared to $872,000 in 1998. CareerBuilder expects sales and marketing expenses to increase in 2000 in absolute dollars but decrease as a percentage of total revenue as CareerBuilder hires additional personnel, continues to promote its CareerBuilder.com brand and adds affiliates to the CareerBuilder Network.

         Product Development. Product development expenses include expenses for research, design and development of CareerBuilder's proprietary technology incorporated in the CareerBuilder Network offerings, and expenses associated with operating the CareerBuilder Network. Product development expenses were unchanged from $2.3 million for 1998 and 1999. CareerBuilder believes that continued investment in the CareerBuilder Network and its associated network infrastructure is critical to attaining its strategic objectives, and as a result, expects product development expenses in 2000 to increase in absolute dollars but to decrease as a percentage of total revenue.

         General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense, depreciation expense for property and equipment not associated with hosting career sites and general office expenses. General and administrative expenses increased 65% from $2.3 million for the 1998 to $3.8 million for 1999. The increase in general and administrative expenses was due primarily to the costs associated with developing the infrastructure necessary for supporting a public company such as directors and officers insurance, increased legal fees and an increase in administrative and executive personnel. CareerBuilder expects general and administrative expenses to increase in absolute dollars but decrease as a percentage of total revenue in 2000 as CareerBuilder hires additional personnel and incurs additional costs related to the growth of its business and with being a public company.

EQUITY-BASED EXPENSE

         Equity-based expense of $2.7 million for 1999 consists of expenses related to the issuance of warrants to Microsoft in May 1999 and ADP and NBC in March 1999. There was no equity based expense for 1998.

NET INTEREST INCOME (EXPENSE)

         Net interest income (expense) was approximately $31,000 for 1998 and $2.1 million for 1999. Interest income was attributable to cash, cash equivalents and short-term investments primarily attributable to the net proceeds received by CareerBuilder from its initial public offering of Common Stock and from the Microsoft investment in May 1999, net of interest expenses primarily from CareerBuilder's lines of credit that were paid off in May and June of 1999.

TAXES
         CareerBuilder has incurred significant operating losses for all periods from its inception in November 1995 through December 31, 1999. CareerBuilder has recorded a valuation allowance for 100% of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. Accordingly, no income tax benefits have been recognized in any periods. Due to the Company's recent initial public offering, a change in control under section 382 of the Internal Revenue Code of 1986, as amended, has occurred. The change in control has occurred, it will limit the amount of net operating loss that the Company will be able to carry forward and potentially utilize.

1998 COMPARED TO 1997

REVENUE

         CareerBuilder's total revenue increased 264% from $1.9 million in 1997 to $7.0 million in 1998. The increase in total revenue was primarily due to an increase in the number of customers subscribing to the CareerBuilder Network as a result of increased direct and telesales efforts and increased marketing and promotional activities. This increase was also attributable, in part, to the fact that, during 1998, ADP began marketing CareerBuilder services to ADP's customers. Revenue derived from ADP's efforts comprised 11% of total revenue in 1998.

COST OF REVENUE

         Cost of revenue consists of commissions paid to ADP for its sales of CareerBuilder's online recruitment offerings, fees paid to CareerBuilder Network affiliates, and expense associated with the cost of hosting the career sites on the CareerBuilder Network, including depreciation. Cost of revenue also includes expenses associated with customer support and the delivery of professional services. Cost of revenue in absolute dollars increased 433% from $317,000 in 1997 to $1.7 million in 1998 and as a percentage of total revenue increased from 16% in 1997 to 24% in 1998. These increases were primarily due to commissions paid to ADP, fees paid to the members of the CareerBuilder Network and expenses, including depreciation, associated with hosting the career sites on the CareerBuilder Network, offset in part by a decline in royalties paid to third parties. In 1997, CareerBuilder did not pay any sales commission fees to ADP or service fees to the CareerBuilder Network affiliates.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotional expenses, trade show expenses, advertising and marketing fees paid to members of the CareerBuilder Network and depreciation expense. Sales and marketing expenses increased 97% from $6.5 million in 1997 to $12.7 million in 1998. The increase in sales and marketing expenses was due primarily to an increase in sales personnel, including the establishment of a telesales force and a channel sales force that supports ADP's sales effort, costs related to the continued development of CareerBuilder's marketing and branding campaigns, and, to a lesser extent, commissions associated with higher revenue. CareerBuilder also incurred expenses for advertising fees to CareerBuilder Network affiliates in 1998 amounting to approximately $872,000. No advertising fees were paid to members of the CareerBuilder Network in 1997.

         Product Development. Product development expenses include expenses for research, design and development of CareerBuilder's proprietary technology incorporated in the CareerBuilder Network, and expenses associated with the operation of the CareerBuilder Network. Product development expenses increased 75% from $1.3 million in 1997 to $2.3 million in 1998. The increase in product development expenses was due primarily to the establishment of the career sites of the CareerBuilder Network and the substantial increase in the number of customers utilizing the CareerBuilder Network.

         General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense, depreciation expense and general office expenses. General and administrative expenses increased 82% from $1.3 million in 1997 to $2.3 million in 1998. The increase in general and administrative expenses was due primarily to the increase in administrative and executive personnel.

NET INTEREST INCOME (EXPENSE)

     Net interest income (expense) was approximately $107,000 in 1997 and $31,000 in 1998. Interest income was attributable to cash, cash equivalents and short-term investments primarily attributable to the net proceeds received by CareerBuilder from its private placement issuance of equity securities, net of interest expenses primarily from CareerBuilder's revolving credit line.

TAXES

     CareerBuilder has incurred significant operating losses for all periods from its inception in November 1995 through December 31, 1998. CareerBuilder has recorded a valuation allowance for 100% of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.



LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, CareerBuilder has financed its activities primarily through proceeds from private placements of equity securities, and its initial public offering, totaling approximately $107.7 million through December 31, 1999.

     Net cash used in operating activities was $5.8 million in 1997, $9.2 million in 1998 and $19.9 million in 1999. Net cash used in operating activities resulted principally from net operating losses and increases in accounts receivable, partially offset by increases in accounts payable and accrued expenses.

     Net cash used in investing activities was $1.2 million in 1997, $1.1 million in 1998, and $4.7 million in 1999. Net cash used in investing activities was primarily related to purchases of computer and network equipment, as well as an increase in long term deposits of $1.6 million for a new building lease that commenced on February 1, 2000. In March 2000, the Company was refunded the $1.6 million deposit plus interest and on February 8, 2000 the Company obtained a $1.6 million letter of credit in favor of the lessor of the new building.

     Cash provided by financing activities was $8.8 million in 1997, $11.1 million in 1998 and $85.5 million for 1999. Net cash provided by financing activities was primarily due to proceeds from its initial public offering and private placements of equity securities. In addition, prior to June 1999, CareerBuilder has utilized revolving credit lines secured by accounts receivable and computer equipment to fund its operations, which the Company paid off with a portion of the proceeds from its initial public offering and sale of Common Stock to Microsoft.

     In December 1998, CareerBuilder entered into a $2.0 million revolving credit facility and a $4.0 million bridge loan. The credit facility and the bridge loan were secured by substantially all of the Company's assets, and bore interest at a variable rate. Each of the credit facility and the bridge loan is evidenced by a promissory note for the amount borrowed. The Company repaid both the bridge loan and the revolving credit facility in June, 1999. The revolving credit facility, including the remaining line of credit for $2,000,000 expired on December 28, 1999; however, the revolving credit facility was renewed on February 3, 2000 for 2 years.

     As of December 31, 1999, CareerBuilder had $63.6 million of cash and cash equivalents.

     CareerBuilder anticipates it will spend up to $4.5 million for capital equipment during 2000. CareerBuilder has also entered into agreements that provide for CareerBuilder to pay advertising and marketing fees to three of its current CareerBuilder Network affiliates of up to approximately $1.5 million in 2000. In addition, under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay to Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon web site traffic goals. The Microsoft career site was launched in late September 1999; CareerBuilder made payments to Microsoft of $78,000 in 1999.

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

================================================================================

YEAR  2000 DISCLOSURE

     The Company's business operations were not adversely affected by any year 2000 problems. All CareerBuilder products and services as well as critical internal business systems were tested to ensure they were year 2000 compliant. CareerBuilder does not presently anticipate any significant future costs related to the year 2000 problem. The Company has developed and implemented contingency backup plans for its internal and external systems, that the Company believes should be adequate. However, CareerBuilder believes that it is not possible to determine with complete certainty that all year 2000 problems affecting the Company have been identified or corrected. No assurances can be made that the Company's backup plans would be adequate should an unexpected year 2000 problem occur.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For the year ended December 31, 1999, our net loss was $24.0 million. As of December 31, 1999, our accumulated deficit was approximately $45.8 million. We are not certain when we will become profitable, if at all. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. We have generated relatively small amounts of revenue until recent fiscal quarters, while increasing operating expenditures in all areas, particularly in sales and marketing. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

     - ADP is our principal sales channel for customers with 100 to 1,000 employees and represented approximately 38% of our total revenue for the year ended December 31, 1999; we have no control over ADP's selling efforts and these efforts will significantly affect our results of operations in any quarter;

     - customers may choose to pay for our services on a per-job posting basis, instead of a multi-month subscription basis; to the extent a greater proportion of our revenue is attributable to customers who choose to pay on a per-job posting basis, our operating results may fluctuate to a greater extent from period to period; revenue attributable to customers who chose to pay on a per-job posting basis accounted for approximately 6% of our total revenue for the year ended December 31, 1999;

     - our cost of revenue, and therefore our operating results, are affected by the allocation of our customers' job advertisements among the CareerBuilder.com site and the other sites on the CareerBuilder Network; and

     - our cost of revenue is affected by the relative mix of sales between our sales force and sales made through ADP; for the twelve months ended December 31, 1999, we paid sales commissions to ADP of approximately $2.0 million. This represented 33% of revenue for the year ended December 31, 1999 received from customers for which ADP acted as sales agent.

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

WE ARE DEPENDENT ON ADP'S SALES FORCE FOR A SIGNIFICANT PORTION OF OUR REVENUE

     ADP is our principal sales channel for customers with between 100 and 1,000 employees. Sales of our offerings by ADP accounted for approximately 38% of our total revenue for the year ended December 31, 1999. Our existing agreement with ADP may be terminated by ADP at any time after January 2002 upon 120 days notice. It is possible that ADP's sales force will not continue to market our services beyond January 2002.

     ADP may not continue to market our services at the current levels even during the remaining term of the agreement. Under our agreement, ADP is not required to achieve specific revenue targets. ADP must meet revenue-based milestones for installments under a warrant we issued to ADP to purchase shares of our common stock to vest. Our agreement with ADP generally prohibits us from entering into any reseller, distribution or similar agreement with any other payroll or benefits administration provider. Moreover, under the terms of the ADP agreement, if ADP determines that the CareerBuilder Network has material inadequacies that reduce their ability to perform competitively in relation to other online recruiting products, we must correct the deficiencies specified by ADP. If we fail to correct those deficiencies, ADP is free to market alternative online recruitment services, including those of our competitors, during the term of our agreement. Even after the termination of our agreement with ADP, ADP will continue to receive its share of recurring sales commission revenue derived from customers originally identified by ADP in its capacity as a sales agent for as long as these customers continue to receive any of our services for which orders were procured by ADP.

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

WE COULD BE REQUIRED TO RECORD SIGNIFICANT EXPENSES IF ADP ACHIEVES REVENUE
GOALS

     If ADP achieves specified revenue-based milestones, a warrant to purchase shares of common stock will become exercisable to purchase up to 380,000 shares of common stock commencing on each of March 31, 2001 and March 31, 2002 at an exercise price of $5.00 per share. The revenue-based milestones are measured for a specific time period by subtracting from total revenue received from customers for which ADP has acted as sales agent, sales commissions paid to ADP. In order for the minimum number of shares under the March 2001 installment of the warrant to vest, revenue minus sales commission for the period from April 1, 2000 through March 31, 2001 must exceed $10.2 million, with $20.4 million required for the maximum number of shares issuable under the installment to vest. In order for the minimum number of shares under the March 2002 installment to vest, revenue minus sales commission for the period from April 1, 2001 through March 31, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. These milestones are not projections but are solely milestones ADP must achieve for their warrants to vest. The ADP warrant contains provisions that increase the number of shares for which the warrant is exercisable if we issue additional shares, particularly for financing purposes. The maximum number of shares that are issuable upon exercise of each remaining installment of the warrant is currently 516,824 shares based on current antidilution calculations. These provisions are limited so that the number of shares of common stock for which each of the installments of the warrant may be exercisable is limited to a maximum of 568,506 shares.

     If and when it becomes probable that the net revenue we will receive from ADP will reach the necessary level for either installment of the warrant to vest, we would begin to record an expense reflecting the fair value of the warrant, which will be determined in part based on the market price of the common stock. We would begin to recognize this expense on the determination of probability that the revenue targets would be achieved, continuing through the actual vesting date. We would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of actual vesting, the fair value of the warrant would be re-measured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time. Accordingly, the higher our stock price is at the time probability is determined, or the actual vesting occurs, the more significant would be the expense we would be required to record. That expense could be spread over multiple quarters or concentrated in one quarter. If we are required to record significant expense, our results of operations for that period could fall below the expectations of our investors or public market analysts, which could cause the price of our common stock to fall substantially.

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

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE "CAREERBUILDER.COM" BRAND NAME

     We believe that continuing to build awareness of the "CareerBuilder.com" brand name is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. From November 1995 to December 31, 1999, we have recorded approximately $46.0 million in sales and marketing expenses. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY HAVE DIFFICULTY MAINTAINING AND EXPANDING THE CAREERBUILDER NETWORK

     We believe that a primary reason the CareerBuilder Network is valuable to employers is that the websites of the premier interactive media companies who have executed agreements with us for the development of career sites to be a part of the CareerBuilder Network appeal to a variety of distinct Internet user communities in strategic broad-based, vertical, geographic and diversity categories. Our agreements with these CareerBuilder Network affiliate members generally have one-year terms, subject to extension. Although we do not know of any of our affiliate member's intent not to renew their current agreements, affiliate members have declined to renew in the past and we cannot be sure that in the future all affiliate agreements will be renewed. In addition, one of our key business strategies is to expand the CareerBuilder Network by adding additional interactive media affiliates targeting a variety of distinct online audiences. If an affiliate member declines to renew its agreement with us and withdraws from the CareerBuilder Network, and if we are unable to find a suitable replacement for that affiliate member, or if we otherwise are not successful in our efforts to expand the CareerBuilder Network, the CareerBuilder Network may be less valuable to employers, and our business, results of operations and financial condition could be materially and adversely affected.

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

     If we pursue any acquisition, our management could spend a significant amount of time and effort in identifying, negotiating and completing the acquisition. If we complete an acquisition, we may have to devote a significant amount of time and management and financial resources to integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, or cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, an acquisition may involve non-recurring charges or involve amortization of significant amounts of goodwill that could adversely affect our results of operations.

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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES

     We compete with companies, including recruiting search firms, that offer a single database "job board" solution, such as Monster.com and Hotjobs.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as AOL.com. We may experience competition from potential customers to the extent that they develop their own online recruitment solutions internally. In addition, we compete with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

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

     We believe that there will be rapid business consolidation in the online recruitment industry. Accordingly, competitors may rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. As a result of these and other factors, if we are not able to compete effectively with current or future competitors, our business, results of operations and financial condition could be materially and adversely affected.

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

WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES ASSOCIATED WITH THE INTERNET

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, but the legislative and regulatory treatment of the Internet remains largely unsettled. The U.S. Congress recently adopted Internet laws regarding copyrights, taxation and the protection of children. In addition, a number of other legislative and regulatory proposals under consideration by federal, state, local and foreign governments could lead to additional laws and regulations affecting electronic commerce transactions, online content, user privacy, taxation, access charges and liability for third-party activities, among other things. For example, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

     Although our transmissions originate from Virginia, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of user information. Courts in the U.S. and abroad may seek to apply existing laws not explicitly relating to the Internet in ways that could impact the Internet, and it may take years to determine whether and how laws such as those governing intellectual property, privacy, libel and taxation will affect the Internet and the online recruitment industry.

     Existing or future laws or regulations affecting the Internet and legal uncertainties relating to the Internet could lessen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium, and could reduce the demand for our services or increase our cost of doing business, all of which could cause our business, financial condition and results of operations to be materially and adversely affected.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

     Our success depends to a significant degree upon the protection of our proprietary technology, including that associated with the CareerBuilder Network, Mega Job-Search and our Personal Search Agent. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. If this were to occur, our business, results of operations and financial condition could be materially and adversely affected.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     As of December 31, 1999, the Company had cash and cash equivalents of $63.6 million. We anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional capital, however, to fund more rapid expansion, both in the United States and internationally, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary services, businesses or technologies. We have raised capital through the issuance of equity securities four times since January 1998. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no long term debt as of December 31, 1999. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements together with the related notes and the report of KPMG LLP, independent auditors, are set forth in the Index to the Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 entitled "Election of Directors", "Nominees for Class I Director", "Incumbent Class II Director", "Incumbent Class III Directors" and "Section 16 Beneficial Ownership Reporting Compliance" are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 entitled "Executive Compensation", "Stock Option Grants" and "Option Exercises and Year-end Option Values" are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 entitled "Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section of the Company's 2000 Proxy Statement entitled "Certain Relationships and Transactions" is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) THE FOLLOWING FINANCIAL STATEMENTS OF AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ARE INCLUDED IN ITEM 8 OF THIS FORM 10-K AND ARE ATTACHED HERETO AS PAGES F-1 THROUGH F-15.

       -      Report of KPMG LLP, Independent Auditors.

       -      Balance Sheets as of December 31, 1998 and 1999.

       - Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

       - Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999.

       - Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

       -      Notes to Financial Statements.

(a)(2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED AS PART OF THIS REPORT AND IS ATTACHED HERETO AS PAGES S-1 AND S-2

       - Report of Independent Public Accountants on the Financial Statement Schedule.

       -      Schedule II - Valuation and Qualifying Acounts.

       All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the financial statements of CareerBuilder, Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) THE FOLLOWING EXHIBITS ARE EITHER PROVIDED WITH THIS FORM 10-K OR ARE INCORPORATED HEREIN BY REFERENCE:

                                  EXHIBIT INDEX

   EXHIBIT
     NO.            DESCRIPTION
   -------  ------------------------------------------------------------------------
    3.1*    Amended and Restated Certificate of Incorporation of the Registrant.
    3.2*    Amended and Restated Bylaws of the Registrant.
    4.1*    Specimen certificate for shares of Common Stock, $.001 par value per share, of the Registrant.
   10.1*    Stock Option Plan.
   10.2*    1999 Stock Incentive Plan.
   10.3*    1999 Non-Employee Director Stock Option Plan.
   10.4*    1999 Employee Stock Purchase Plan.
   10.5*    Third Amended and Restated Registration Rights Agreement, dated January
            26, 1999, by and among the Registrant and certain stockholders.
   10.6*    Amendment Agreement, dated March 5, 1999, between the Registrant and ADP, Inc.
   10.7*    ADP Joint Marketing/Sales Representative Agreement, dated January 23,
            1998, between the Registrant and ADP, Inc.
   10.8     Amended and Restated Common Stock Purchase Warrant, dated March 5,
            1999, issued to ADP, Inc., as amended on March 15, 2000.
   10.9     Loan Agreement, dated February 3, 2000, between the Registrant and PNC Bank, N.A.
  10.13*    Warrant Agreement, dated December 29, 1998, between the Registrant and PNC Bank, N.A.
  10.14*    Common Stock Purchase Warrant, dated May 4, 1999, issued to Microsoft
            Corporation.
  10.15*    Amendment Agreement, dated May 4, 1999, by and among the Registrant,
            Microsoft Corporation and certain stockholders.
  10.16     Lease, dated February 1, 2000, for Reston, VA.
   23.1     Consent of KPMG LLP.
     27     Financial Data Schedule.

----------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333 - 73469)

(b)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed in the quarter ended December 31, 1999.

(c)   FINANCIAL STATEMENT SCHEDULE.

      The following financial statement schedule is filed herewith:

      Schedule II - Valuation and Qualifying Accounts.

      Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of CareerBuilder, Inc. or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
CareerBuilder, Inc.:


Under date of February 4, 2000, we reported on the balance sheets of CareerBuilder, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    /s/ KPMG LLP


McLean, Virginia
February 4, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------

                                     BALANCE AT                                                     BALANCE AT
           DESCRIPTION               BEGINNING       CHARGED TO       CHARGED TO     DEDUCTIONS        END OF
           -----------               OF PERIOD   COSTS AND EXPENSES     REVENUE      WRITE-OFFS       PERIOD
         (IN THOUSANDS)              ---------   ------------------ --------------   -----------     --------
----------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
and Sales Returns
----------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1997      $    18         $    88          $  137          $  (205)      $     38
----------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1998           38             591              62             (556)           135
----------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1999          135             321           1,233           (1,267)           422
----------------------------------------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  March 27, 2000                   CAREERBUILDER, INC.

                                             By:  /s/ ROBERT J. MCGOVERN
                                                  --------------------------
                                                      Robert J. McGovern
                                                      Chairman, President and Chief Executive Officer

                                             By: /s/ JAMES A. THOLEN
                                                 ---------------------------
                                                     James A. Tholen
                                                     Senior Vice President and Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on March 27, 2000.

         NAME                                TITLE
         ----                                -----
     By: /s/  ROBERT J. MCGOVERN             Chairman, President and Chief Executive Officer
     ---------------------------
              Robert J. McGovern

     By: /s/  JAMES A. THOLEN                Senior Vice President, Chief Financial Officer, and Director
     ---------------------------
              James A. Tholen

     By: /s/  PETER BARRIS                   Director
     ---------------------
              Peter Barris

     By: /s/  GARY C. BUTLER                 Director
     -----------------------
              Gary C. Butler

     By: /s/  D. JARRET COLLINS              Director
     --------------------------
              D. Jarret Collins

     By: /s/  DAVID C. WETMORE               Director
     -------------------------
              David C. Wetmore

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
INDEPENDENT AUDITORS' REPORT.............................................................................. F-2

BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1999........................................................... F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999............................. F-4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999......... F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999       ...................... F-6

NOTES TO FINANCIAL STATEMENTS............................................................................. F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CareerBuilder, Inc.:

We have audited the accompanying balance sheets of CareerBuilder, Inc. (the "Company") as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareerBuilder, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                 /s/ KPMG LLP

McLean, Virginia
February 4, 2000

                               CAREERBUILDER, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     DECEMBER 31,
                                                                                            ------------------------------
                                                                                                 1998             1999
                                                                                            ------------------------------
                                    ASSETS
Current assets:
     Cash and cash equivalents ........................................................       $   2,709        $  63,589
     Accounts receivable, net of allowance of $135 and $422,
         respectively .................................................................           1,581            3,029
      Prepaid Expenses ................................................................               -            1,040
     Other ............................................................................             442               48
                                                                                              ---------        ---------
          Total current assets ........................................................           4,732           67,706

Property and equipment, net of accumulated depreciation
  and amortization of $1,254 and $2,449,  respectively ................................           1,213            2,028
Deposits ..............................................................................               -            2,028
Other .................................................................................              97              766
                                                                                              ---------        ---------
          Total assets ................................................................       $   6,042        $  72,528
                                                                                              =========        =========

                    LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK
                             AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable .................................................................       $   1,514        $   2,022
      Accrued payroll and related expenses ............................................             711            1,649
     Accrued expenses .................................................................             763            3,340
     Lines of credit ..................................................................           3,450                -
     Deferred revenue .................................................................           2,193              418
                                                                                              ---------        ---------
          Total current liabilities ...................................................           8,631            7,429
                                                                                              ---------        ---------
               Total  liabilities .....................................................           8,631            7,429
                                                                                              ---------        ---------
Convertible redeemable preferred stock ................................................          18,931                -
                                                                                              ---------        ---------
Commitments and contingencies
Stockholders' equity (deficit):
    Common stock, $.001 par value,
         60,000 shares authorized at December 31, 1999; 4,855
         and 23,691 shares issued and outstanding at
         December 31, 1998 and 1999,
          respectively ................................................................               5               24
     Additional paid-in capital .......................................................             244          110,832
     Accumulated deficit ..............................................................         (21,769)         (45,757)
                                                                                              ---------        ---------
          Total stockholders' equity (deficit) ........................................         (21,520)          65,099
                                                                                              ---------        ---------
           Total liabilities, convertible redeemable preferred stock, and stockholders'
               equity (deficit) .......................................................       $   6,042        $  72,528
                                                                                              =========        =========

                See accompanying notes to financial statements.

                               CAREERBUILDER, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                                        ----------------------
                                                                  1997           1998             1999
                                                                  ----           ----             ----
Revenue:
  Service fees                                                 $  1,263        $  6,648        $ 14,822
  Software license fees                                             662             358              86
                                                               --------        --------        --------
    Total revenue                                                 1,925           7,006          14,908
                                                               ========        ========        ========

Cost of revenue:
  Service fees                                                      197           1,629           6,664
  Software license fees                                             120              62              23
                                                               --------        --------        --------
    Total cost of revenue                                           317           1,691           6,687
                                                               ========        ========        ========
Gross profit                                                      1,608           5,315           8,221
                                                               --------        --------        --------

Operating expenses:
  Product development                                             1,310           2,293           2,307
  General and administrative                                      1,267           2,305           3,806
  Sales and marketing (excluding equity-based
     expense below)                                               6,452          12,735          25,458
  Equity-based expense                                                -               -           2,710
                                                               --------        --------        --------
    Total operating expenses                                      9,029          17,333          34,281
                                                               --------        --------        --------
 Loss from operations                                            (7,421)        (12,018)        (26,060)
                                                               --------        --------        --------

Net interest income                                                 107              31           2,072
                                                               --------        --------        --------
Loss before income taxes                                         (7,314)        (11,987)        (23,988)
Income taxes                                                          -               -               -
                                                               --------        --------        --------
Net loss                                                         (7,314)        (11,987)        (23,988)
                                                               --------        --------        --------
Preferred stock dividend requirements                              (549)         (1,128)           (737)
                                                               --------        --------        --------
Net loss available to common stockholders                      $ (7,863)       $(13,115)       $(24,725)
                                                               ========        ========        ========

Basic and diluted net  loss per share                          $  (1.80)       $  (2.92)       $  (1.48)
Weighted average shares outstanding                               4,366           4,494          16,712

Unaudited pro forma basic and diluted net loss per share                       $  (0.87)       $  (1.14)
Weighted average shares used to compute unaudited
pro forma net loss per share                                                     13,850          20,991

                See accompanying notes to financial statements.

                               CAREERBUILDER, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                        COMMON STOCK            ADDITIONAL                       TOTAL
                                   -----------------------       PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                   SHARES          AMOUNT        CAPITAL       DEFICIT      EQUITY (DEFICIT)
                                   ------          ------        -------       -------      ----------------
Balances at December
  31, 1996 ..............          4,313       $      4       $     24       $ (2,468)       $ (2,440)
     Exercise of stock
       options ..........             58             --              2             --               2
     Net income
       (loss) ...........             --             --             --         (7,314)         (7,314)
                                --------       --------       --------       --------        --------
Balances at December
  31, 1997 ..............          4,371              4             26         (9,782)         (9,752)
     Conversion of
       Class A
       convertible
       redeemable
       preferred
       stock ............             55             --             18             --              18
     Conversion of
       Class B
       convertible
       redeemable
       preferred
       stock ............             80             --             61             --              61
     Exercise of stock
       options ..........            349              1             30             --              31
     Issuance of
       warrants .........             --             --            109             --             109
     Net income
       (loss) ...........             --             --             --        (11,987)        (11,987)
                                --------       --------       --------       --------        --------
Balances at December
  31, 1998 ..............          4,855              5            244        (21,769)        (21,520)
Microsoft investment ....          1,373              1         17,845                         17,846
Conversion of
      convertible
      redeemable
      preferred stock ...         11,856             12         29,905                         29,917
Initial  public offering,
      net of expenses ...          5,075              5         59,936                         59,941
     Exercise of stock
        options .........            532              1            192             --             193
     Equity-based
        expense ............          --             --          2,710             --           2,710
     Net income
        (loss) ..........             --             --             --        (23,988)        (23,988)
                                --------       --------       --------       --------        --------
Balances at December
31, 1999 ................         23,691       $     24       $110,832       $(45,757)       $ 65,099
                                ========       ========       ========       ========        ========


                See accompanying notes to financial statements.

                               CAREERBUILDER, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                  1997              1998           1999
                                                                                  ----              ----           ----
Cash flows used by operating activities:
  Net  loss                                                                      $ (7,314)       $(11,987)       $(23,988)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Noncash items included in net income (loss):
      Depreciation and amortization                                                   334             871           1,195
      Allowance for doubtful accounts and sales returns                               225             653             287
      Equity-based expense                                                              -               -           2,710
    Increase in assets:
      Accounts receivable                                                            (739)         (1,649)         (1,735)
      Other operating assets                                                          (12)           (317)           (646)
    Increase (decrease) in liabilities:
      Accounts payable                                                                871             475             508
      Accrued expenses                                                                421             943           3,515
      Deferred revenue                                                                395           1,798          (1,775)
                                                                                 --------        --------        --------
        Net cash used by operating activities                                      (5,819)         (9,213)        (19,929)
                                                                                 --------        --------        --------
Cash flows used by investing activities:
  Purchases of property and equipment                                              (1,128)         (1,084)         (2,010)
  Increase in other assets                                                            (69)            (18)         (2,697)
                                                                                 --------        --------        --------
    Net cash used by investing activities                                          (1,197)         (1,102)         (4,707)
                                                                                 --------        --------        --------
Cash flows from financing activities:
  Proceeds from issuance of Class F convertible redeemable preferred stock          8,565           8,310          10,986
  Proceeds from initial public offering, net of expenses                                -               -          59,941
  Proceeds from investment from Microsoft                                               -               -          17,846
  Proceeds from exercise of stock options                                               2              31             193
  Advances on line of credit                                                          276           2,774             390
  Payoff of line of credit                                                              -               -          (3,840)
                                                                                 --------        --------        --------
    Net cash provided by financing activities                                       8,843          11,115          85,516
                                                                                 --------        --------        --------
Net change in cash and cash equivalents                                             1,827             800          60,880
Cash and cash equivalents, beginning of period                                         82           1,909           2,709
                                                                                 --------        --------        --------
Cash and cash equivalents, end of period                                         $  1,909        $  2,709        $ 63,589
                                                                                 ========        ========        ========
Supplemental cash flow information: Interest and income taxes paid:
         Interest paid                                                           $     37        $     98        $    355
         Taxes paid                                                                     -               -               -

                See accompanying notes to financial statements.

                               CAREERBUILDER, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

     CareerBuilder, Inc. ("CareerBuilder" or the "Company") was established as NetStart, Inc. on November 6, 1995, through incorporation in the State of Delaware. In March 1998, the Company amended its articles of incorporation to change its name to CareerBuilder, Inc. The Company is a provider of comprehensive online recruitment offerings for employers and job seekers. The Company's revenue is derived principally from service fees. Service fees include subscription fees, which allow customers to post up to a specific number of job advertisements per month on the career sites that constitute the CareerBuilder Network, banner and other employment advertising fees and fees for recruiting services provided by the Company. Software license fees are generated from sales of TeamBuilder Software. The CareerBuilder Network consists of company-owned and third party internet sites ("affiliates").

     The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties including its limited operating history and unproven business model. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company's offerings by the marketplace. The Company expects to expand its operations through continued capital investment. The Company is not currently generating sufficient cash flows from operations to support its current operating and capital requirements but believes that existing cash and cash equivalents will be sufficient to fund operations for at least the next 12 months.

NOTE 2  -- BASIS OF PRESENTATION

     The financial statements include the accounts of CareerBuilder, Inc. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to the recognition of revenue in financial statements. The Company believes SAB No. 101 has had no impact on the Company's reported earnings or financial position.

(b) COST OF REVENUE

     Cost of revenue includes both cost of service and cost of software license fees. Cost of service fees includes costs associated with hosting the network, including depreciation expense and commissions and fees paid to ADP, Inc. ("ADP") and other affiliates. Amounts incurred for affiliates and ADP commissions were approximately $644,000 and $4.7 million for the years ended December 31, 1998 and 1999, respectively. No such amounts were incurred in 1997. Cost of software license fees consist of royalties paid to third parties for an embedded database included in the software license.

(c) CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, cash equivalents consist of investments in a money market fund. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value. Interest income on such investments was approximately $144,000, $129,000 and $2,427,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit and convertible redeemable preferred stock, approximate their fair values as of December 31, 1998 and 1999.

(e) CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable. The Company extends credit to its customers on an unsecured basis in the normal course of business. The Company had a receivable from ADP, Inc. at December 31, 1999 representing $1.2 million or 34% of trade receivables.
(See Note 7 - Related Party Transactions).

(f) EQUITY-BASED EXPENSE

      Equity-based expense represents the amortization of the fair market value of warrants issued under marketing and sales representative agreements. The warrants are amortized on straight-line basis over the life of the respective agreements.

(g) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their useful lives or the terms of the respective leases.

(h) PRODUCT DEVELOPMENT COSTS

     Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology incorporated in the TeamBuilder offerings and the CareerBuilder Network. Product development costs are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized significant software development costs.

(i) STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense for employee stock options is based upon the difference, if any, on the date of grant, between the fair value of the Company's Common stock and the exercise price.

(j) INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same. Pro forma basic and diluted net income (loss) per share has been calculated assuming the conversion into common stock of all shares of preferred stock outstanding at December 31, 1997 or the date of issuance, if later.

(l) USE OF ESTIMATES

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

(m) ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $1,900,000, $3,560,000 and $9,349,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(n) COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported as other comprehensive income (loss).

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                                         DEPRECIABLE
                                                                                1998         1999           LIVES
                                                                             ----------   ---------         -----
                                                                                 (IN THOUSANDS)
                 Computer equipment.......................................    $   1,774   $3,518           2 years
                 Furniture and equipment..................................          533      761          3-5 years

                                                                                                          Shorter of
                 Leasehold improvements...................................          160      198        useful life or
                                                                              ---------   ------         term of lease
                                                                                  2,467    4,477
                 Less: accumulated depreciation and amortization..........        1,254    2,449
                                                                              ---------   ------
                                                                              $   1,213   $2,028
                                                                              =========   ======

     Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $334,000, $871,000, and $1,195,000, respectively.


NOTE 5 -- LINES OF CREDIT

     As of December 31, 1999, all long term debt and lines of credit have been paid in full. As of December 31, 1998, $3,450,000 was outstanding under the line of credit agreements. The Company retained a line of credit for up to $2,000,000, with the amount actually available for borrowing adjusted based upon the Company's accounts receivable and property and equipment balances, that expired on December 28, 1999. The Company renegotiated the terms of the line of credit as of February 3, 2000 for a term of two years. The line of credit bears interest at the bank's prime rate plus 1/2 %.

NOTE 6 --  STOCKHOLDERS' EQUITY (DEFICIT)

     The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 60,000,000 shares of common stock.

     Convertible redeemable preferred stock as of December 31, 1998 consisted of the following:

                                                 SHARES           LIQUIDATION       REDEMPTION
                               AUTHORIZED      OUTSTANDING          AMOUNT            AMOUNT
                               ----------      -----------          ------            ------
                                                     (IN THOUSANDS)
               Class A....        1,563            1,508         $     565        $     481
               Class B....        2,151            2,071             1,847            1,574
               Class C....        3,189            3,189             5,202            4,567
               Class D....        2,046            2,046             7,862            7,279
               Class E....        1,024            1,024             5,203            5,030

     On January 26, 1999, the Company issued 2,018,350 shares of Class F Convertible Redeemable Preferred Stock to new and existing investors for approximately $10,986,000. The Class F preferred stock automatically converted into common stock upon the initial public offering.

     In May 1999, the Company issued 5,075,000 shares of the Company's Common Stock to the public at $13 per share, generating net proceeds to the Company of approximately $59.9 million. Concurrent with this transaction, all outstanding shares of Convertible Redeemable Preferred Stock were converted into 11,856,295 shares of Common Stock.

NOTE  7-- RELATED PARTY TRANSACTIONS

     In January 1998, the Company entered into a sales agent agreement with ADP; this agreement was amended in January 1999. ADP is related to the Company through common stock ownership. ADP also has the right to appoint and nominate one member of the Board of Directors, as long as ADP beneficially owns at least 2 percent of the outstanding common stock.

     Under the agreement, ADP sells the Company's classified employment advertising services on a commission basis. Such commissions range from 33% to 50% of total revenues generated by ADP. Under the agreement, ADP performs all billing and collections on behalf of the Company and remits amounts due to the Company, net of its commissions. In connection with the agreement, ADP made a prepayment of expected sales to the Company of $1,500,000. This amount was deferred and reduced by amounts earned of $405,000 as of December 31, 1998; as of June 1999 the prepayment was reduced to zero. In 1998 and 1999, commission expense under the ADP agreement was approximately $328,000 and $2.0 million, respectively. As of December 31, 1999, approximately $1.2 million was due from ADP under this agreement and is included in accounts receivable.

     In May 1999, the Company entered into a strategic arrangement with Microsoft Corporation. As part of its strategic arrangement, Microsoft invested $17,846,621, or $13.00 per share, for 1,372,817 shares of the Company's Common Stock. The Company also issued a warrant to Microsoft to purchase 873,534 shares of Common Stock at an exercise price of $13.00 per share. The Company recognized approximately $2.0 million of expense related to the warrant in 1999 and expects to recognize approximately $3.8 million of expense related to these warrants between 2000 and 2001, ratably, based on the duration of the agreement.

     Under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon web site traffic goals. The Microsoft career site was launched in late September 1999 and as of December 31, 1999 $293,000 in fees due Microsoft had been incurred and $78,000 had been paid.

NOTE 8 -- STOCK COMPENSATION

(a)    EMPLOYEE STOCK PURCHASE PLAN

      CareerBuilder implemented an employee stock purchase plan ("ESPP") effective May 7, 1999. The plan allows employees to voluntarily purchase shares of common stock from the Company in a series of one or more offerings during the year through payroll deductions. Employees may purchase the stock at a 15% discount from the lower of the closing price of Common Stock on the offering commencement date or the last business day on which the offering terminated. Each offering commencement date will begin a six month period except for the initial public offering period which was from May 7, 1999 to December 31, 1999. The total number of shares under the ESPP plan is limited to 3,300,000 shares of Common Stock less the sum of the number of shares awarded or issued under the Company's 1999 Stock Incentive Plan and the Company's 1999 Director Stock Option Plan. The plan is administered by the Board of Directors. As of December 31, 1999, payroll deductions for the employee stock purchase plan totaled $242,000.

     On January 3, 2000, the Company sold 35,997 shares of Common Stock to the ESPP for a total of $197,000. The fair value of the employees' purchase rights of ESPP shares is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for purchases in the year ended December 31, 1999: dividend yield of 0 percent, volatility of 100%, risk free interest rate of 6.45% and expected life of six months. The weighted-average fair value of the purchase rights granted in 1999 was $5.47 per share. The pro forma expense for the year ended December 31, 1999 is included below.

(B)    STOCK OPTIONS

     In March 1999, the Company adopted the 1999 Stock Incentive Plan, the 1999 Non-Employee Director Stock Option Plan and the 1999 Employee Stock Purchase Plan. Additionally, the Company increased the number of shares available for issuance under its stock option plans to 3,300,000.

     The Company has a stock option plan which provides for the granting of options to directors and employees of the Company to purchase shares of its common stock within prescribed periods. Prior to the Company's initial public offering, options were granted at an exercise price equal to the estimated fair value on the grant date, as determined by the Board of Directors. Subsequent to the initial public offering, options were granted at the quoted market price on the date of grant. The options generally vest over three or four years, with one-third or one-fourth of the shares vesting on each of the first through third and fourth anniversaries of the date of grant.

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting method allowed by SFAS No. 123. APB 25 provides that compensation expense relative to the Company's employee stock options is measured based upon the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     Under APB 25, because the exercise price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation expense for the Company's stock option plan and ESPP been determined based upon the fair value methodology under SFAS No. 123, the Company's net loss would have increased to these pro forma amounts:

                                                                          YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                                1997               1998              1999
                                                          -----------------  --------------    --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net income (loss) available to common
   stockholders:
   As reported........................................    $   (7,863)       $   (13,115)       $   (24,725)
   Pro forma..........................................        (7,869)           (13,140)           (25,306)
 Basic and diluted net income (loss)
   per share:
   As reported........................................    $    (1.80)       $     (2.92)       $     (1.48)
   Pro forma..........................................         (1.80)             (2.92)             (1.51)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model on the date of grant using the following assumptions:

                                           YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                     1997           1998         1999
                                 ------------   ------------   --------
Risk-free interest rates......      6.0%            5.5%         6.5%
Expected lives (in years).....      5.0             4.0          4.0
Dividend yield................       --              --           --
Expected volatility...........       --              --          100%

     The weighted-average fair value of stock options granted during 1997, 1998, and 1999 was $0.07, $0.22, and $5.96 respectively.

     A summary of the Company's stock option activity is as follows:


                                                        SHARES               WEIGHTED AVERAGE
                                                     UNDER OPTION             EXERCISE PRICE
                                                    ---------------           --------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
               Balance, December 31, 1996.........              775            $        0.06
               Granted............................              585                     0.30
               Exercised..........................               58                     0.04
               Canceled...........................               14                     0.27
                                                    ---------------            -------------
               Balance, December 31, 1997.........            1,288                     0.17
               Granted............................              632                     1.26
               Exercised..........................              349                     0.09
               Canceled...........................               87                     0.40
                                                    ---------------            -------------
               Balance, December 31, 1998.........            1,484                     0.64
               Granted                                          890                     8.26
               Exercised                                        532                      .36
               Cancelled                                        361                     1.55
                                                    ---------------            -------------
               Balance, December 31, 1999.........            1,481            $        5.13

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                                                  OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                            ---------------------------------------------------------------   -----------------------------------
                                NUMBER             WEIGHTED-AVERAGE           WEIGHTED-              NUMBER           WEIGHTED-
            RANGE OF          OUTSTANDING              REMAINING               AVERAGE             EXERCISABLE         AVERAGE
         EXERCISE PRICES      AT 12/31/99          CONTRACTUAL LIFE        EXERCISE PRICE          AT 12/31/99     EXERCISE PRICE
      --------------------  --------------    ------------------------- -------------------   ------------------- ---------------
                                                    (IN THOUSANDS, EXCEPT YEARS AND PER SHARE DATA)
      $0.04 -- $0.40......          336       7.4 years                    $  0.28                    105         $  0.31
      $1.25 -- $3.50......          304       8.7 years                       1.49                     20            2.10
      $5.63 -- $8.06......          581       9.7 years                       7.01                      4            6.00
      $8.75 -- $13.00.....          132       9.4 years                       9.40                     --              --
      $13.13 -- $16.50....          128       9.5 years                      13.58                     17           13.31
                            -----------       ---------                    -------                   ----         -------
                                  1,481       8.9 years                    $  5.13                    146         $  2.21

(c) WARRANTS

     In connection with the ADP agreement (see note 7), the Company granted warrants to purchase up to 1,140,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants contain anti-dilution provisions, which increase the number of shares ratably in connection with certain additional equity issuances by the Company. In connection with the issuance of Class E convertible redeemable preferred stock in July 1998, warrants in December 1998 and Class F convertible redeemable preferred stock in January 1999, the number of shares purchasable under the warrants was increased to 1,294,052.

     On March 5, 1999, the Company and ADP amended their joint marketing and sales representative agreement, extending the initial term of the agreement through January 2002. The Company amended and restated the warrant granted in January 1998, and warrants to purchase 380,000 shares of common stock, at an exercise price of $12.00 per share, were vested at that time. The estimated value of the warrant at the vesting date of $1,699,000 is being recognized as equity-based expense ratably over the extended term of the agreement, which is thirty-seven months. Warrants for the second and third installments of up to 380,000 shares of common stock each will vest on March 31, 2001 and March 31, 2002, respectively, based on ADP achieving specified revenue-based milestones. The revenue-based milestones are measured for a specific time period, by subtracting from total revenue received from customers for which ADP has acted as a sales agent, sales commissions paid to ADP. In order for the minimum number of shares under the March 2001 installment of the warrant to vest, revenue minus sales commissions for the period from April 1, 2000 through March 31, 2001 must exceed $10.2 million, with $20.4 million required for the maximum number of shares issuable under the installment to vest. In order for the minimum number of shares under the March 2002 installment to vest, the milestone of revenue minus sales commission for the period from April 1, 2001 through March 31, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. The exercise price for the second and third installments is $5.00 per share. In the event that ADP does not meet the specified sales levels, the associated warrants expire. If the Company issues additional equity securities primarily for financing purposes, excluding the shares of common stock sold in an underwritten public offering or through the Company's stock option plan, the number of shares of common stock issuable upon exercise of the warrant will increase for each of the second and third installments.

     If and when it becomes probable that the net revenue the Company will receive from ADP will reach the necessary level for either of the remaining installments of the warrant to vest, the Company would begin to record an expense reflecting the fair value of the warrants, which will be determined in part based on the then current market price of the common stock. The Company would begin to recognize this expense on the determination of probability that the revenue targets would be achieved, continuing through the actual vesting date. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time.

      As of December 31, 1999, the Company believes it is not yet probable that ADP will achieve the necessary sales level to earn the warrants to purchase the additional 914,052 shares of common stock.

     On March 5, 1999, the Company entered into an agreement with NBC Multimedia. Under this agreement, the Company will host the NBC Interactive career sites for participating NBC affiliates and NBC.com. Under this agreement, CareerBuilder granted warrants to purchase 93,750 shares of common stock at an exercise price of $8.00 per share and 53,571 shares at an exercise price of $14.00 per share. The warrants become exercisable in various amounts on the first, second, and third anniversaries of the agreement and expire five years from the date of grant. The estimated value of the warrants at the grant date of $706,000 is being recognized as equity-based expense ratably over the term of the agreement, which is two years. In addition, the Company is required to make certain mandatory minimum payments totaling $750,000 to NBC Interactive in 1999 and 2000. For the year ended December 31, 1999, $312,500 has been recognized as sales and marketing expense related to mandatory minimum payments.

     In May 1999, the Company entered into a strategic arrangement with Microsoft Corporation. As part of its strategic arrangement, Microsoft invested $17,846,621, or $13.00 per share, for 1,372,817 shares of the Company's common stock. The Company also issued a warrant to Microsoft to purchase 873,534 shares of Common Stock at an exercise price of $13.00 per share. The Company is recognizing approximately $5.8 million of expense related to the warrant ratably between 1999 and 2001, reflecting the term of the strategic agreement.

     In December 1998, the Company granted warrants to purchase 40,568 shares of common stock at an exercise price of $4.93 per share as consideration for obtaining a line of credit (see note 5). The warrants expire in ten years. The estimated value of the warrants of approximately $109,000 was recorded as an other asset with the offsetting amount recorded as additional paid-in capital.

NOTE 9 -- LEASES

     The Company is obligated under several noncancelable operating leases for office space. The future minimum lease obligations under these noncancelable operating leases as of December 31, 1999 are approximately as follows:

                            YEAR ENDING DECEMBER 31,
                      ------------------------------------
                                                              (IN THOUSANDS)
                      2000...............................          $1,665
                      2001...............................           1,781
                      2002...............................           1,670
                      2003...............................           1,669
                      2004...............................           1,719
                      Thereafter.........................           5,629
                                                               ----------
                                                                  $14,133

     Rent expense under noncancelable operating leases was approximately $279,000, $422,000 and $540,000 for years ended December 31, 1997, 1998 and
1999, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

(a) RETIREMENT AND HEALTH PLANS

     The Company sponsors a defined contribution retirement plan available to substantially all employees. The Company's contributions under the Plan are discretionary. There were no Company contributions made to the Plan during any of the periods presented.

     The Company is self-insured for group health below certain specified limits.

NOTE 11 -- INCOME TAXES  (KEN I CALLED GRACE LEO AND SHE IS WORKING ON THIS..)

     No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. As of December 31, 1999, the Company had net operating loss carryforwards available to offset future taxable income of approximately $40,705,000, which expires through 2019. Further, as a result of certain capital transactions, the utilization of the net operating loss generated prior to the date of such capital transactions may be limited. The actual income tax benefit differed from the income tax benefit which would be computed based upon the statutory federal tax rates as a result of recording of a valuation allowance.

     Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows:

                                                                      1998         1999
                                                                  -----------   ---------
                                                                        (IN THOUSANDS)
                Deferred tax assets:
                  Net operating loss carryforwards............     $    7,877  $   16,282
                  Accounts receivable.........................             54         168
                  Property and equipment......................            155         285
                  Accrued expenses............................            219         219
                  Deferred revenue............................            438         163
                  Equity Based Expenses.......................              0       1,084
                  Intangibles.................................              0           2
                  Charitable Contributions....................              0           2
                                                                   ----------  ----------
                          Total gross deferred tax assets.....          8,743      18,205

                Less: valuation allowance.....................         (8,743)        (18,205)
                                                                   ----------      ----------
                          Net deferred tax assets.............     $       --      $       --
                                                                   ==========      ==========

     The valuation allowance for deferred tax assets as of December 31, 1998 and 1999 was $8,743,000 and $18,205,000 respectively. The net change in the valuation allowance for the years ended December 31, 1998 and 1999, was an increase of $4,867,000, and $9,462,000 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is not more likely than not that the Company will realize all of the benefits of these deductible differences and , accordingly, has established a valuation allowance against the deferred tax assets as of December 31, 1998 and 1999.

NOTE 12 -- BASIC AND DILUTED NET LOSS PER SHARE

     The Company computes net income (loss) per share in accordance SFAS No.128, "Earnings Per Share", which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations for net income (loss).

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                     1997              1998               1999
                                                               ----------------  ----------------   --------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           Net income (loss)................      $   (7,314)       $   (11,987)    $   (23,988)
                           Preferred stock dividend
                             requirements...................            (549)            (1,128)           (737)
                                                                  ----------        -----------     -----------
                           Net income (loss)
                             available to common
                             stockholders...................      $   (7,863)       $   (13,115)    $   (24,725)
                                                                  ==========        ===========     ===========
                           Weighted average shares of
                             common stock
                             outstanding....................           4,366              4,494          16,712
                                                                  ==========        ===========          ======
                           Basic and diluted net
                             income (loss) available
                             per common share...............      $    (1.80)       $     (2.92)    $     (1.48)
                                                                  ==========        ===========     ===========