Form 10-Q
period 2000-03-31
CAREERBUILDER INC
filed 2000-05-15
CIK 1065748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________ TO ________.
                            ------------------------
                        COMMISSION FILE NUMBER 000-25949
                            ------------------------

                              CAREERBUILDER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              54-1779164
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
         10790 PARKRIDGE BLVD                          20191
              SUITE 200                              (ZIP CODE)
           RESTON, VIRGINIA
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                  703-259-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.001 par value                    23,813,940 Shares
                 (Class)                         (Outstanding at May 10, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAREERBUILDER, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
           Unaudited Condensed Statements of Operations -- Three
              Months Ended March 31, 2000 and 1999...................      3
           Condensed Balance Sheet -- March 31, 2000 (unaudited) and
              December 31, 1999......................................      4
           Unaudited Condensed Statements of Cash Flows-Three Months
              Ended March 31, 2000 and 1999..........................      5
           Notes to Unaudited Condensed Interim Financial
              Statements.............................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations.................................     10
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     25

                          PART II. OTHER INFORMATION
Item 2.  Use of Proceeds.............................................     26
Item 6.  Exhibits, Financial Statement Schedules, And Reports on Form
           8-K.......................................................     27
Signatures...........................................................     28
Index of Exhibits....................................................     29

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CAREERBUILDER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Revenues....................................................  $  5,610   $ 2,806
Cost of revenues............................................     2,975     1,117
                                                              --------   -------
     Gross profit...........................................     2,635     1,689
                                                              --------   -------
Operating expenses:
     Product development....................................       630       629
     General and administrative.............................     1,466       709
     Sales and marketing (excluding equity-based expense
      below)................................................    11,449     4,621
     Equity-based expense...................................       960        75
                                                              --------   -------
          Total operating expenses..........................    14,505     6,034
                                                              --------   -------
     Loss from operations...................................   (11,870)   (4,345)
                                                              --------   -------
Net interest income.........................................       733      (103)
                                                              --------   -------
Loss before income taxes....................................   (11,137)   (4,448)
Income taxes................................................        --        --
                                                              --------   -------
Net loss....................................................   (11,137)   (4,448)
                                                              --------   -------
Preferred stock dividend requirements.......................        --      (466)
                                                              --------   -------
Net loss available to common stockholders...................  $(11,137)  $(4,914)
                                                              ========   =======
Basic and diluted net loss per share........................  $  (0.47)  $ (1.00)
Weighted average shares outstanding.........................    23,715     4,928
Unaudited pro forma basic and diluted net loss per share....             $ (0.27)
Weighted average shares used to compute unaudited pro forma
  net loss per share........................................              16,223

  See accompanying notes to unaudited condensed interim financial statements.

                              CAREERBUILDER, INC.
                            CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           MARCH 31, 2000   DECEMBER 31, 1999
                                                           --------------   -----------------
                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents...........................     $ 55,506          $ 63,589
     Accounts receivable, net of allowance of $489 and
       $422, respectively................................        3,439             3,029
     Prepaid expenses....................................        1,075             1,040
     Other...............................................           55                48
                                                              --------          --------
          Total current assets...........................       60,075            67,706
Property and equipment, net of accumulated depreciation
  and amortization of $2,534 and $2,449 respectively.....        3,355             2,028
Deposits.................................................          152             2,028
Other....................................................          641               766
                                                              --------          --------
          Total assets...................................     $ 64,223          $ 72,528
                                                              ========          ========
Current liabilities
     Accounts payable....................................          818             2,022
     Accrued payroll and related expenses................        1,474             1,649
     Accrued expenses....................................        6,292             3,340
     Deferred revenue....................................          508               418
                                                              --------          --------
          Total current liabilities......................        9,092             7,429
                                                              --------          --------
               Total liabilities.........................        9,092             7,429
                                                              --------          --------
Commitments and contingencies
     Stockholders' equity:
     Common stock, $.001 par value.......................           24                24
     Additional paid in capital..........................      112,001           110,832
     Accumulated deficit.................................      (56,894)          (45,757)
                                                              --------          --------
          Total stockholders' equity.....................       55,131            65,099
                                                              --------          --------
                                                              $ 64,223          $ 72,528
                                                              ========          ========

See accompanying notes to the unaudited condensed interim financial statements.

                              CAREERBUILDER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows used by operating activities:
  Net loss..................................................  $(11,137)  $ (4,448)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Noncash items included in net income (loss):
       Depreciation and amortization........................       363        260
       Allowance for doubtful accounts and sales returns....        67        139
       Loss on Sales of Assets..............................       279         --
       Equity-based expense.................................       960         75
     (Increase) decrease in assets:
       Accounts receivable..................................      (477)        60
       Other operating assets...............................       (42)      (619)
     Increase (decrease) in liabilities:
       Accounts payable.....................................    (1,204)       (43)
       Accrued expenses.....................................     2,777     (1,787)
       Deferred revenue.....................................        90       (655)
                                                              --------   --------
          Net cash used by operating activities.............    (8,324)    (7,018)
                                                              --------   --------
Cash flows used by investing activities:
  Purchases of property and equipment.......................    (1,969)      (480)
  (Increase) decrease in other assets.......................     2,001         26
                                                              --------   --------
          Net cash provided (used) by investing
             activities.....................................        32       (454)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock.................        --     10,986
  Proceeds from exercise of stock options...................       209         27
  Advances on line of credit................................        --        390
                                                              --------   --------
          Net cash provided by financing activities.........       209     11,403
                                                              --------   --------
Net change in cash and cash equivalents.....................  $ (8,083)  $  3,931
Cash and cash equivalents, beginning of period..............  $ 63,589   $  2,709
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 55,506   $  6,640
                                                              ========   ========
Supplemental cash flow information:
  Interest and income taxes paid:
     Interest paid..........................................  $     --   $    355
     Taxes paid.............................................        --         --

  See accompanying notes to unaudited condensed interim financial statements.

                              CAREERBUILDER, INC.

           NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The condensed financial statements include the accounts of CareerBuilder, Inc. ("CareerBuilder" or the "Company"). The condensed balance sheet as of March 31, 2000, the condensed statements of operations for the three months ended March 31, 2000 and 1999, and the condensed statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the interim financial statements. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) REVENUE RECOGNITION

     Revenue consists of the sale of classified employment advertising on Company-owned and affiliate websites and is recognized ratably over the subscription period.

     Deferred revenue represents amounts billed or payments received in advance of the subscription period.

  (b) COST OF REVENUE

     Cost of revenue includes costs associated with hosting the network, including depreciation expense and commissions and fees paid to ADP, Inc. ("ADP") and affiliates. Amounts incurred for affiliates and ADP commissions were approximately $2.3 million and $716,000 for the three months ended March 31, 2000, and 1999, respectively.

  (c) CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

  (d) EQUITY BASED EXPENSE

     Equity based expense represents the amortization of the fair value of warrants issued to ADP, NBC and Microsoft. The warrants are amortized using the straight-line method over the life of the respective agreements.

  (e) NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders (after deducting preferred dividend requirements) for the

                              CAREERBUILDER, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same. Pro forma basic and diluted net income
(loss) per share has been calculated assuming the conversion of all shares of preferred stock 2000 and 1999, into common stock, as if the shares had converted immediately upon their issuance.

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

NOTE 3 -- LINES OF CREDIT

     The Company has a revolving credit facility in the amount of $2,000,000, for a term of 2 years, expiring in February 2002 secured by its cash balance collateral. The line of credit bears interest at the bank's prime rate plus
 1/2%. The Company has issued a $1,600,000 letter of credit thereby reducing the Company's available credit by that amount. No other borrowings against this line of credit have been taken as of March 31, 2000.

NOTE 4 -- EQUITY BASED EXPENSE

     In connection with the execution of the joint marketing and sales representative agreement with ADP in January 1998, the Company granted warrants to purchase up to 1,140,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants contain anti-dilution provisions, which increase the number of shares ratably in connection with certain additional equity issuances by the Company. In connection with the issuance of Class E convertible redeemable preferred stock in July 1998, warrants in December 1998 and Class F convertible redeemable preferred stock in January 1999, the number of shares purchasable under the warrants was increased to 1,294,052.

     On March 5, 1999, the Company and ADP amended their joint marketing and sales representative agreement, extending the initial term of the agreement through January 2002. The Company amended and restated the warrant granted in January 1998, and warrants to purchase 380,000 shares of common stock, at an exercise price of $12.00 per share, were vested at that time. The estimated value of the warrant at the vesting date of $1,699,000 is being recognized as equity-based expense ratably over the extended term of the agreement, which is thirty-seven months. Warrants for the second and third installments of up to 380,000 shares of common stock each will vest on March 31, 2001 and March 31, 2002, respectively, based on ADP achieving specified revenue-based milestones. The revenue-based milestones are measured for a specific time period, by

                              CAREERBUILDER, INC.

NOTE 4 -- EQUITY BASED EXPENSE -- (CONTINUED) subtracting sales commissions paid to ADP from total revenue received from customers for which ADP has acted as a sales agent. In order for the minimum number of shares under the March 2001 installment of the warrant to vest, revenue minus sales commissions for the period from April 1, 2000 through March 31, 2001 must exceed $10.2 million, with $20.4 million required for the maximum number of shares issuable under the installment to vest. In order for the minimum number of shares under the March 2002 installment to vest, the milestone of revenue minus sales commission for the period from April 1, 2001 through March 31, 2002 must exceed $23.0 million, with $30.0 million required for the maximum number of shares issuable under the installment to vest. The exercise price for the second and third installments is $5.00 per share. In the event that ADP does not meet the specified sales levels, the associated warrants expire. If the Company issues additional equity securities primarily for financing purposes, excluding the shares of common stock sold in an underwritten public offering or through the Company's stock option plan, the number of shares of common stock issuable upon exercise of the warrant will increase for each of the second and third installments.

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

     As of March 31, 2000, the Company believes it is not yet probable that ADP will achieve the necessary sales level to earn the warrants to purchase the additional 914,052 shares of common stock.

     On March 5, 1999, the Company entered into an agreement with NBC Multimedia. Under this agreement, the Company will host the NBC Interactive career sites for participating NBC affiliates and NBC.com. Under this agreement, CareerBuilder granted warrants to purchase 93,750 shares of common stock at an exercise price of $8.00 per share and 53,571 shares at an exercise price of $14.00 per share. The warrants become exercisable in various amounts on the first, second, and third anniversaries of the agreement and expire five years from the date of grant. The estimated value of the warrants at the grant date of $706,000 is being recognized as equity-based expense ratably over the term of the agreement, which is two years. In addition, the Company is required to make certain mandatory minimum payments totaling $750,000 to NBC Interactive in 1999 and 2000. For the quarter ended March 31, 2000, $93,750 has been recognized as sales and marketing expense related to mandatory minimum payments.

     In May 1999, the Company entered into a strategic arrangement with Microsoft Corporation. As part of its strategic arrangement, Microsoft invested $17,846,621, or $13.00 per share, for 1,372,817 shares of the Company's common stock. The Company also issued a warrant to Microsoft to purchase 873,534 shares of Common Stock at an exercise price of $13.00 per share. The Company is

                              CAREERBUILDER, INC.

NOTE 4 -- EQUITY BASED EXPENSE -- (CONTINUED) recognizing approximately $5.8 million of expense related to the warrant ratably between 1999 and 2001, reflecting the term of the strategic agreement.

     In December 1998, the Company granted warrants to purchase 40,568 shares of common stock at an exercise price of $4.93 per share as consideration for obtaining a line of credit. The warrants expire in ten years. The estimated value of the warrants of approximately $109,000 was recorded as an other asset with the offsetting amount recorded as additional paid-in capital.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's business, the markets for the Company's services, the Company's anticipated capital expenditures, and other similar statements, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans", "expects", "will", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believes", "anticipates", "intends", "may", "should", "continue", "seek", "could" and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, those factors set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results," as well as the other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K that the Company files in 2001. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors That May Affect Future Results" and elsewhere in this Quarterly Report.

OVERVIEW

     CareerBuilder, Inc. ("CareerBuilder" or "the Company") provides comprehensive online recruitment offerings for employers, major media companies and job seekers. CareerBuilder was founded in November 1995 and has grown from 7 employees at June 30, 1996 to 213 employees at March 31, 2000. During the period from inception in November 1995 to September 1996, CareerBuilder had insignificant revenue and was primarily engaged in developing online recruiting technology, specifically TeamBuilder Software and the CareerBuilder.com career site. During July and August of 1996, CareerBuilder expanded its operations by adding direct sales and marketing personnel. CareerBuilder's sales commenced in September 1996. CareerBuilder began generating more significant revenue in the fourth quarter of 1996 through the sale of perpetual licenses for TeamBuilder Software and through customer service fees for monthly subscriptions. In May 1998, CareerBuilder launched the CareerBuilder Network by hosting the career sites located on the Internet sites of interactive media companies.

     The Company completed its initial public offering of Common Stock, at a price of $13.00 per share in May, 1999, and received net proceeds (after expenses of the offering) of approximately $60 million.

     In addition, on May 4, 1999 CareerBuilder entered into a service and distribution agreement with Microsoft. As part of this transaction, CareerBuilder agreed to provide career sites for the

Microsoft Network. These career sites have become members of the CareerBuilder Network. Microsoft purchased CareerBuilder's Common Stock for an aggregate purchase price of approximately $17.8 million, at $13.00 per share. In addition, for no additional cash consideration, CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of Common Stock with an exercise price of $13.00 per share. The warrant is immediately exercisable in full. The net proceeds of approximately $77.8 million from both the initial public offering and the Microsoft investment were added to the working capital of the Company.

     CareerBuilder's revenue is derived principally from subscription fees and individual posting fees. Customers typically subscribe for three-, six- or twelve-month subscriptions for multiple job postings. Customers may also subscribe on an individual posting basis for a one month period. The subscription fees are recognized ratably over the subscription period. For the quarter ended March 31, 2000, approximately 92% of CareerBuilder revenue was derived from multiple-month subscriptions and approximately 8% of CareerBuilder revenue was derived from individual postings. Other services included in revenue are: advertising fees, and recruiting services fees.

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

     CareerBuilder is party to a joint marketing and sales representative agreement with Automatic Data Processing, Inc. ("ADP"). Pursuant to the joint marketing and sales representative agreement, ADP receives a percentage of the total monthly revenue received by CareerBuilder from orders procured by ADP. This sales commission fee is included in CareerBuilder's cost of revenue and ranges from 33% to 50%. The sales commission fee as a percentage of service fee revenue varies based on the relative job posting activity of these customers between CareerBuilder.com and the other sites on the CareerBuilder Network. CareerBuilder recognizes all of the revenue derived from the ADP sales channel. ADP is generally responsible for billing and collecting from these customers on CareerBuilder's behalf. Revenue from orders procured by ADP accounted for approximately 37% of CareerBuilder's total revenue for the first quarter ended March 31, 2000.

     CareerBuilder's cost of revenue as a percentage of total revenue has increased in 2000 relative to 1999. This increase primarily resulted from two factors:

          - an increase in sales commissions paid to ADP due to increased ADP revenue; and

          - an increase in fees paid to members of the CareerBuilder Network due to network revenue growth.

     In connection with the execution of the joint marketing and sales representative agreement and its amendment and the sale of shares of Series D preferred stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares vested at the signing of the amendment. In addition, if and when ADP achieves specified revenue milestones, CareerBuilder could incur additional equity-based expenses that could be substantial. For more information regarding the ADP warrant and these potential expenses, see "Certain Factors That May Affect Future
Results -- We could be required to record significant expenses if ADP achieves revenue goals." In addition to the ADP and Microsoft warrants, CareerBuilder also issued two warrants representing the right to purchase up to an aggregate of 147,321 shares of Common Stock in connection with an agreement with NBC Multimedia, Inc., an affiliate member of the CareerBuilder Network. CareerBuilder recognized approximately $960,000 of expense related to the ADP, NBC, and Microsoft warrants in the first quarter of 2000 and expects to recognize approximately

$5.5 million of expense related to these warrants between 2000 and 2002, ratably, based on the duration of these agreements.

     Under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon web site traffic goals. The Microsoft career site was launched in late September 1999 and as of March 31, 2000, approximately $713,000 in fees due Microsoft had been incurred and $409,000 had been paid.

     CareerBuilder has incurred substantial net losses in every fiscal period since its inception in November 1995 and as of March 31, 2000 had an accumulated deficit of $56.9 million. Such net losses and the accumulated deficit resulted from CareerBuilder's significant costs incurred in developing and marketing its online recruitment offerings, including establishing the CareerBuilder Network.

RESULTS OF OPERATIONS

  REVENUE

     CareerBuilder total revenue increased 100% from $2.8 million for the quarter ended March 31, 1999 to $5.6 million for the quarter ended March 31, 2000. The increases in total revenue was primarily due to an increase in subscriptions to the CareerBuilder Network as well as an increase in revenue per customer . This was a result of increased direct and telesales efforts and increased marketing and promotional activities. Revenue derived from ADP's efforts comprised 34% of total revenue for the quarter ended March 31, 1999 and 37% for the quarter ended March 31, 2000.

  COST OF REVENUE

     Cost of revenue consists of commissions paid to ADP for its sales of CareerBuilder's online recruitment offerings, fees paid to CareerBuilder Network affiliates, and expense associated with the cost of hosting the career sites on the CareerBuilder Network, including depreciation. Cost of revenue also includes expenses associated with customer support and the delivery of professional services. Cost of revenue increased 166% from $1.1 million for the quarter ended March 31, 1999 to $3.0 million for the quarter ended March 31, 2000 and as a percentage of total revenue increased from 40% for 1999 to 53% for the quarter ended March 31, 2000. These increases were primarily due to commissions paid to ADP and fees paid to the members of the CareerBuilder Network which increase in absolute dollars as revenues increased. Other expenses include depreciation associated with hosting the career sites on the CareerBuilder Network and expenses associated with customer support and network operations.

  OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotional expenses, trade show expenses, advertising and marketing fees paid to members of the CareerBuilder Network and depreciation expense on sales and marketing related assets. Sales and marketing expenses increased 148% from $4.6 million for the quarter ended March 31, 1999 to $11.4 million for quarter ended March 31, 2000. The increase in sales and marketing expenses for the quarter ended March 31, 2000 was primarily due to an increase in costs related to the development of CareerBuilder's marketing and branding campaigns and hiring additional sales and marketing personnel.

     Product Development. Product development expenses include expenses for research, design and development of CareerBuilder's proprietary technology incorporated in the CareerBuilder Network offerings, and expenses associated with operating the CareerBuilder Network. Product development expenses were unchanged from approximately $630,000 for the quarter ended March 31, 1999 and 2000.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative, technical support and executive staff, fees for professional services, bad debt expense, depreciation expense for property and equipment not associated with hosting career sites and general office expenses. General and administrative expenses increased 107% from $709,000 for the quarter ended March 31, 1999 to $1.4 million for the quarter ended March 31, 2000. The increase in general and administrative expenses was due primarily to the costs associated with developing the infrastructure necessary for supporting a growing public company such as directors and officers insurance, increased legal fees and an increase in administrative and executive personnel. On February, 2000 the Company relocated its corporate headquarters which resulted in a loss on the disposal of furniture and fixtures and the write-off of leasehold improvements totaling $279,000.

  EQUITY-BASED EXPENSE

     Equity-based expense of $960,000 for the quarter ended March 31, 2000 consists of expenses related to the issuance of warrants to Microsoft, ADP and NBC. Equity based expense for the quarter ended March 31, 1999 amounted to $75,000.

  NET INTEREST INCOME (EXPENSE)

     Net interest income (expense) was approximately $(103,000) for the quarter ended March 31, 1999 and $733,000 for the quarter ended March 31, 2000. Interest income was attributable to cash, cash equivalents and short-term investments primarily attributable to the net proceeds received by CareerBuilder from its initial public offering of Common Stock and from the Microsoft investment in May 1999.

  TAXES

     CareerBuilder has incurred significant operating losses for all periods from its inception in November 1995 through March 31, 2000. CareerBuilder has recorded a valuation allowance for 100% of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. Accordingly, no income tax benefits have been recognized in any periods. Due to the Company's initial public offering in 1999, a change in control as defined under section 382 of the Internal Revenue Code of 1986, as amended, has occurred. This change in control limits the amount of net operating loss that the Company will be able to carry forward and potentially utilize.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, CareerBuilder has financed its activities primarily through proceeds from private placements of equity securities, and its initial public offering, totaling approximately $107.7 million through May 17, 1999.

     Net cash used in operating activities was $7.0 million and $8.3 million for the three months ended March 31, 1999 and March 31, 2000, respectively. Net cash used in operating activities resulted from net operating losses and increases in accounts receivable, partially offset by increases in accrued expenses.

     Net cash used in investing activities was $454,000 for the three months ended March 31, 1999 and net cash provided by investing activities was $32,000 for the three months ended March 31, 2000. Net cash provided in investing activities was primarily attributable to the refund of a $1.6 million deposit for the new building lease which commenced February, 2000.

     Cash provided by financing activities was $11.4 million and $209,000 for the three months ended March 31, 1999 and March 31, 2000, respectively. Net cash provided by financing activities for the quarter ended March 31, 2000, was due to the exercise of stock options. For the three months ended March 31, 1999, net cash provided by financing activities was due to proceeds from its private placements of preferred equity securities.

     In February 2000, the Company entered into a new revolving line of credit facility with PNC Bank. The revolving credit facility is in the amount of $2,000,000, for a term of 2 years, which expires in February 2002 and is secured by its cash balance collateral at an interest rate of the bank's prime rate plus
 1/2% . The Company has issued a $1,600,000 letter of credit thereby reducing the Company's available credit by that amount. No other borrowings against this line of credit have been taken of March 31, 2000.

     As of March 31, 2000, CareerBuilder had $55.5 million of cash and cash equivalents.

     CareerBuilder anticipates it will spend up to $3.9 million for capital equipment in the remainder of 2000. CareerBuilder has also entered into agreements that provide for CareerBuilder to pay advertising and marketing fees to three of its current CareerBuilder Network affiliates of $450,000 in the first quarter of 2000. In addition, under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay to Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site was launched in late September 1999 and as of March 31, 2000, $713,000 has been incurred under the agreement and CareerBuilder had paid $409,000 to Microsoft.

     CareerBuilder believes its existing cash and cash equivalents will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Although CareerBuilder currently believes that it has sufficient capital resources to meet its anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may make it necessary for CareerBuilder to return to the public markets, increase its current credit facilities or establish new credit facilities or raise capital in private transactions in order to meet its capital requirements. However, there can be no assurance that the Company will be successful in raising additional capital resources, or that such amounts will be sufficient to meet anticipated working capital and capital expenditure requirements.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended March 31, 2000, our net loss was $11.1 million. As of March 31, 2000, our accumulated deficit was approximately $56.9 million. We are not certain when we will become profitable, if at all. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. We have generated relatively small amounts of revenue until recent fiscal quarters, while increasing operating expenditures in all areas, particularly in sales and marketing. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

     - ADP is our principal sales channel for customers with 100 to 1,000 employees and represented approximately 37% of our total revenue for the quarter ended March 31, 2000; we have no control over ADP's selling efforts and these efforts will significantly affect our results of operations in any quarter;

     - customers may choose to pay for our services on a per-job posting basis, instead of a multi-month subscription basis; to the extent a greater proportion of our revenue is attributable to customers who choose to pay on a per-job posting basis, our operating results may fluctuate to a greater extent from period to period; revenue attributable to customers who chose to pay on a per-job posting basis accounted for approximately 8% of our total revenue for the quarter ended March 31, 2000;

     - our cost of revenue, and therefore our operating results, are affected by the allocation of our customers' job advertisements among the CareerBuilder.com site and the other sites on the CareerBuilder Network; and

     - our cost of revenue is affected by the relative mix of sales between our sales force and sales made through ADP; for the three months ended March 31, 2000, we paid sales commissions to ADP of $839,000. ADP generated revenue represented 37% of revenue for the quarter ended March 31, 2000 received from customers for which ADP acted as sales agent.

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

WE ARE DEPENDENT ON ADP'S SALES FORCE FOR A SIGNIFICANT PORTION OF OUR REVENUE

     ADP is our principal sales channel for customers with between 100 and 1,000 employees. Sales of our offerings by ADP accounted for approximately 37% of our total revenue for the quarter ended

March 31, 2000. Our existing agreement with ADP may be terminated by ADP at any time after January 2002 upon 120 days notice. It is possible that ADP's sales force will not continue to market our services beyond January 2002.

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

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE "CAREERBUILDER.COM" BRAND NAME

     We believe that continuing to build awareness of the "CareerBuilder.com" brand name is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. From November 1995 to March 31, 2000, we have recorded approximately $57.0 million in sales and marketing expenses. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

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

     - legal uncertainties inherent in transactional operations such as export and import regulations, tariffs and other trade barriers;

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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES

     We compete with companies, including recruiting search firms, which offer a single database "job board" solution, such as Monster.com and Hotjobs.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as AOL.com. We may experience competition from potential customers to the extent that they develop their own online recruitment solutions internally. In addition, we compete with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     As of March 31, 2000, the Company had cash and cash equivalents of $55.5 million. We anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional capital, however, to fund more rapid expansion, both in the United States and internationally, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary services, businesses or technologies. We have raised capital through the issuance of equity securities four times since January 1998. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no long term debt as of March 31, 2000. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

                                    PART II.
                               OTHER INFORMATION

ITEM 2: USE OF PROCEEDS

     In connection with the Company's initial public offering of Common Stock (the "Offering"), on May 11, 1999, the Company's Registration Statement on Form S-1 (No. 333-73469) was declared effective by the Securities and Exchange Commission. Credit Suisse First Boston Corporation, BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC and Friedman, Billings, Ramsey & Co., Inc. served as the managing underwriters of the Offering. On May 17, 1999, the Company sold 5,175,000 shares of its Common Stock, including 100,000 shares sold on behalf of certain stockholders, at $13.00 per share. The aggregate proceeds to the Company from the Offering were $61.4 million.

     As of March 31, 2000, approximately (i) $1,400,000 of the net proceeds of the Offering had been used to pay expenses incurred in connection with the Offering, (ii) $2,300,000 of the net proceeds had been used to pay all of the principal and accrued interest on a note payable to PNC Bank in connection with a bridge loan and (iii) $3,400,000 of the net proceeds had been used to purchase property and equipment. The remainder of the net proceeds of the Offering have been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for working capital and general corporate purposes. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company, or affiliate of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   27.1       Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                only and not filed.

---------------

(b) Reports on Form 8-K.

     There were no 8-K forms filed for the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2000                        CAREERBUILDER, INC.

                                          By:    /s/ ROBERT J. MCGOVERN

                                            ------------------------------------
                                                     Robert J. McGovern
                                                  Chief Executive Officer

                                          By:      /s/ JAMES A. THOLEN

                                            ------------------------------------
                                                      James A. Tholen
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   27.1       Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                only and not filed.