Form 10-Q
period 2000-06-30
CAREERBUILDER INC
filed 2000-08-14
CIK 1065748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                                  703-259-5500
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

     Common Stock, $0.001 par value                    23,883,294 Shares
                 (Class)                        (Outstanding at July 31, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAREERBUILDER, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
           Unaudited Condensed Statements of Operations -- Three and
              Six Months Ended June 30, 2000 and 1999................      3
           Condensed Balance Sheets -- June 30, 2000 (unaudited) and
              December 31, 1999 .....................................      4
           Unaudited Condensed Statements of Cash Flows-Six Months
              Ended June 30, 2000 and 1999...........................      5
           Notes to Unaudited Condensed Interim Financial
              Statements.............................................      6
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................     10
         Quantitative and Qualitative Disclosures about Market
Item 3.    Risk......................................................     27

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     28
Item 2.  Use of Proceeds.............................................     28
Item 4.  Submission of Matters to a Vote of Security Holders.........     28
Item 5.  Other Information...........................................     29
         Exhibits, Financial Statement Schedules, and Reports on Form
Item 6.    8-K.......................................................     31
Signatures...........................................................     32
Index of Exhibits....................................................     33

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CAREERBUILDER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                       {THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       --------------------   -------------------
                                                         2000        1999       2000       1999
                                                       ---------   --------   --------   --------
Revenues.............................................  $  6,872    $ 3,263    $ 12,481   $  6,069
Cost of revenues.....................................     3,642      1,462       6,617      2,578
                                                       --------    -------    --------   --------
     Gross profit....................................     3,230      1,801       5,864      3,491
                                                       --------    -------    --------   --------
Operating expenses:
  Product development................................       814        455       1,444      1,084
  General and administrative.........................     1,575      1,036       3,040      1,745
  Sales and marketing (excluding equity-based
     expense below)..................................    11,835      5,094      23,284      9,715
  Equity-based expense...............................       960        715       1,920        791
                                                       --------    -------    --------   --------
          Total operating expenses...................    15,184      7,300      29,688     13,335
                                                       --------    -------    --------   --------
Loss from operations.................................   (11,954)    (5,499)    (23,824)    (9,844)
                                                       --------    -------    --------   --------
Net interest income (expense)........................       680        344       1,413        240
                                                       --------    -------    --------   --------
Loss before income taxes.............................   (11,274)    (5,155)    (22,411)    (9,604)
Income taxes.........................................        --         --          --         --
                                                       --------    -------    --------   --------
Net loss.............................................   (11,274)    (5,155)    (22,411)    (9,604)
                                                       --------    -------    --------   --------
Preferred stock dividend requirements................        --       (271)         --       (737)
                                                       --------    -------    --------   --------
Net loss available to common stockholders............  $(11,274)   $(5,426)   $(22,411)  $(10,341)
                                                       ========    =======    ========   ========
Basic and diluted net loss per share.................  $  (0.47)   $ (0.38)   $  (0.94)  $  (1.07)
Weighted average shares outstanding..................    23,795     14,396      23,773      9,688
Unaudited pro forma basic and diluted net loss per
  share..............................................              $ (0.25)              $  (0.52)
Weighted average shares used to compute unaudited pro
  forma net loss per share...........................               20,390                 18,318

  See accompanying notes to unaudited condensed interim financial statements.

                              CAREERBUILDER, INC.
                            CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents..............................    $ 44,780          $ 63,589
     Accounts receivable, net of allowance of $534 and $422,
       respectively.........................................       3,834             3,029
     Prepaid expenses.......................................       1,022             1,040
     Other..................................................          46                48
                                                                --------          --------
          Total current assets..............................      49,682            67,706
Property and equipment, net of accumulated depreciation and
  amortization of $3,047 and $2,449 respectively............       3,672             2,028
Deposits....................................................         262             2,028
Other.......................................................         538               766
                                                                --------          --------
          Total assets......................................    $ 54,154          $ 72,528
                                                                ========          ========
Current liabilities
     Accounts payable.......................................         340             2,022
     Accrued payroll and related expenses...................       2,059             1,649
     Accrued expenses.......................................       5,974             3,340
     Deferred revenue.......................................         824               418
                                                                --------          --------
          Total current liabilities.........................       9,197             7,429
                                                                --------          --------
               Total liabilities............................       9,197             7,429
                                                                --------          --------
Commitments and contingencies
     Stockholders' equity:
     Common stock, $.001 par value..........................          24                24
     Additional paid in capital.............................     113,101           110,832
     Accumulated deficit....................................     (68,168)          (45,757)
                                                                --------          --------
          Total stockholders' equity........................      44,957            65,099
                                                                --------          --------
                                                                $ 54,154          $ 72,528
                                                                ========          ========

See accompanying notes to the unaudited condensed interim financial statements.

                              CAREERBUILDER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                 (UNAUDITED)
Cash flows used by operating activities:
  Net loss..................................................  $(22,411)  $(9,604)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Noncash items included in net income (loss):
       Depreciation and amortization........................       876       547
       Allowance for doubtful accounts and sales returns....       112       241
       Loss on disposition of assets........................       279        --
       Equity-based expense.................................     1,920       791
     (Increase) decrease in assets:
       Accounts receivable..................................      (917)     (295)
       Other operating assets...............................        20    (1,398)
     Increase (decrease) in liabilities:
       Accounts payable.....................................    (1,682)     (405)
       Accrued expenses.....................................     3,044     2,164
       Deferred revenue.....................................       406      (973)
                                                              --------   -------
          Net cash used by operating activities.............   (18,353)   (8,932)
                                                              --------   -------
Cash flows used by investing activities:
  Purchases of property and equipment.......................    (2,799)     (871)
  Decrease in deposits and other assets.....................     1,994        42
                                                              --------   -------
          Net cash provided (used) by investing
            activities......................................      (805)     (829)
                                                              --------   -------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock.................        --    10,986
  Initial public offering, net of expenses..................              59,975
  Investment from Microsoft.................................              17,846
  Proceeds from exercise of stock options...................       349        53
  Advances on line of credit................................        --       390
  Payoff of line of credit, net.............................              (3,840)
                                                              --------   -------
          Net cash provided by financing activities.........       349    85,410
                                                              --------   -------
Net change in cash and cash equivalents.....................  $(18,809)  $75,649
Cash and cash equivalents, beginning of period..............  $ 63,589   $ 2,709
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 44,780   $78,358
                                                              ========   =======
Supplemental cash flow information:
  Interest and income taxes paid:
     Interest paid..........................................  $     --   $   388
     Taxes paid.............................................        --        --

  See accompanying notes to unaudited condensed interim financial statements.

                              CAREERBUILDER, INC.

           NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The condensed financial statements include the accounts of CareerBuilder, Inc. ("CareerBuilder" or the "Company"). The condensed balance sheet as of June 30, 2000, the condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the interim financial statements. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) REVENUE RECOGNITION

     Revenue consists of the sale of classified employment advertising on Company-owned and affiliate websites and is recognized ratably over the subscription period.

     Deferred revenue represents amounts billed or payments received in advance of the subscription period.

  (b) COST OF REVENUE

     Cost of revenue includes costs associated with hosting the network, including depreciation expense and commissions and fees paid to ADP, Inc. ("ADP") and affiliates. Amounts incurred for affiliates and ADP commissions were approximately $2.6 million and $4.9 million for the three and six months ended June 30, 2000, respectively. Total affiliate and ADP commission expense for the three and six months ended June 30, 1999 were $1.0 million and $1.7 million, respectively.

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

  (e) NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net

                              CAREERBUILDER, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) income (loss) to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same. Pro forma basic and diluted net income (loss) per share for 1999, has been calculated assuming the conversion of all shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

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

NOTE 3 -- LINES OF CREDIT

     The Company has a revolving credit facility in the amount of $2,000,000, for a term of 2 years, expiring in February 2002 secured by its cash balance collateral. The line of credit bears interest at the bank's prime rate plus
 1/2%. The Company has issued a $1,600,000 letter of credit thereby reducing the Company's available credit by that amount. No other borrowings against this line of credit have been taken as of June 30, 2000.

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

     As of June 30, 2000, the Company believes it is not yet probable that ADP will achieve the necessary sales level to earn the warrants to purchase the additional 914,052 shares of common stock.

     On March 5, 1999, the Company entered into an agreement with NBC Multimedia. Under this agreement, the Company will host the NBC Interactive career sites for participating NBC affiliates and NBC.com. Under this agreement, CareerBuilder granted warrants to purchase 93,750 shares of common stock at an exercise price of $8.00 per share and 53,571 shares at an exercise price of $14.00 per share. The warrants become exercisable in various amounts on the first, second, and third anniversaries of the agreement and expire five years from the date of grant. The estimated value of the warrants at the grant date of $706,000 is being recognized as equity-based expense ratably over the term of the agreement, which is two years. In addition, the Company is required to make certain mandatory minimum payments totaling $750,000 to NBC Interactive in 1999 and 2000. For the quarter ended June 30, 2000, $93,750 has been recognized as sales and marketing expense related to mandatory minimum payments. For the six months ended June 30, 2000, $187,500 has been recognized as mandatory minimum payments.

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

                              CAREERBUILDER, INC.

NOTE 4 -- EQUITY BASED EXPENSE -- (CONTINUED)
     In December 1998, the Company granted warrants to purchase 40,568 shares of common stock at an exercise price of $4.93 per share as consideration for obtaining a line of credit. The warrants expire in ten years. The estimated value of the warrants of approximately $109,000 was recorded as an other asset with the offsetting amount recorded as additional paid-in capital.

NOTE 5 -- MERGER AGREEMENT

     On July 16, 2000, CareerBuilder, Inc. (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Career Holdings, Inc. and CB Acquisition Corp. (the "Sub"), each a newly formed Delaware corporation that is directly or indirectly owned jointly by Tribune Company ("TC"), a Delaware corporation, and Knightridder.com ("KR"), a Delaware corporation and wholly owned subsidiary of Knight Ridder, Inc. Under the Merger Agreement, Sub commenced on July 25, 2000, a tender offer (the "Offer") to purchase all of the outstanding shares of common stock, par value $0.001 per share, of the Company (the "Shares"), at a purchase price of $8.00 per Share, net to the seller in cash, without interest thereon (the "Offer Price").

     Pursuant to the Merger Agreement, following the completion of the Offer and the satisfaction or waiver of certain other conditions, Sub will be merged with and into the Company (the "Merger") with the Company being the surviving corporation. In the Merger, each outstanding Share (other than (i) Shares held by the Company, (ii) Shares held by Parent or its wholly owned subsidiaries, and
(iii) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive the Offer Price. In connection with the Merger Agreement, TC, KR and Parent entered into an Investment Agreement dated July 16, 2000 (the "Investment Agreement"), to which the Company is an express third party beneficiary.

     The Offer is conditioned on, among other things, Tribune and Knight Ridder acquiring at least a majority of the outstanding stock of CareerBuilder on a fully diluted basis. Holders of approximately 44% of the outstanding shares of CareerBuilder have entered in stockholder agreements (the "Stockholder Agreements") pursuant to which they have agreed to tender their shares in the Offer and to vote their shares in favor of the merger agreement and against any other transaction, subject to the provisions of the Stockholder Agreement. The transaction is subject to other customary conditions, including Hart-Scott-Rodino Act anti-trust clearance.

     The Company, the members of its Board of Directors, Knight-Ridder, Inc. and Tribune Company were named as defendants in two shareholder lawsuits, (i) Caroline Teitelbaum v. Peter J. Barris, David C. Wetmore, Gary C. Butler, Robert
J. McGovern, James A. Tholen, CareerBuilder, Inc., CB Acquisition Corp., Career Holdings, Inc., Knight-Ridder, Inc. and Tribune Company, and (ii) Charles Smith
v. Robert J. McGovern, James A. Winchester, Peter J. Barris, David C. Wetmore, Gary C. Butler, CareerBuilder, Inc., Knight-Ridder, Inc. and Tribune Company, filed on July 18 and July 25, 2000, respectively, in the Court of Chancery of the state of Delaware in connection with the proposed acquisition of the Company by affiliates of Knight-Ridder, Inc. and Tribune Company. Each of the lawsuits in general alleges that the members of the Company's Board of Directors have breached their fiduciary duties by approving the transaction and that the consideration received by the Company's shareholders in connection with the transaction would be inadequate. The plaintiffs seeks injunctive relief against the transaction or if consummated, recission of the transaction and/or damages. CareerBuilder believes that the lawsuits are without merit and intend to defend the claims vigorously.

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

OVERVIEW

     CareerBuilder, Inc. ("CareerBuilder" or "the Company") provides comprehensive online recruitment offerings for employers, major media companies and job seekers. CareerBuilder was founded in November 1995 and has grown from 7 employees at June 30, 1996 to 257 employees at June 30, 2000. During the period from inception in November 1995 to September 1996, CareerBuilder had insignificant revenue and was primarily engaged in developing online recruiting technology, specifically TeamBuilder Software and the CareerBuilder.com career site. During July and August of 1996, CareerBuilder expanded its operations by adding direct sales and marketing personnel. CareerBuilder's sales commenced in September 1996. CareerBuilder began generating more significant revenue in the fourth quarter of 1996 through the sale of perpetual licenses for TeamBuilder Software and through customer service fees for monthly subscriptions. In May 1998, CareerBuilder launched the CareerBuilder Network by hosting the career sites located on the Internet sites of interactive media companies.

     The Company completed its initial public offering of Common Stock, at a price of $13.00 per share in May, 1999, and received net proceeds (after expenses of the offering) of approximately $60 million.

     In addition, on May 4, 1999 CareerBuilder entered into a service and distribution agreement with Microsoft. As part of this transaction, CareerBuilder agreed to provide career sites for the

Microsoft Network. These career sites have become members of the CareerBuilder Network. Microsoft purchased approximately 1.4 million shares of CareerBuilder's Common Stock for an aggregate purchase price of approximately $17.8 million, at $13.00 per share. In addition, for no additional cash consideration, CareerBuilder issued a warrant to Microsoft representing the right to purchase 873,534 shares of Common Stock with an exercise price of $13.00 per share. The warrant is immediately exercisable in full. The net proceeds of approximately $77.8 million from both the initial public offering and the Microsoft investment were added to the working capital of the Company.

     CareerBuilder's revenue is derived principally from subscription fees and individual posting fees. Customers typically subscribe for three-, six- or twelve-month subscriptions for multiple job postings. Customers may also subscribe on an individual posting basis for a one month period. The subscription fees are recognized ratably over the subscription period. For the quarter ended June 30, 2000, approximately 92% of CareerBuilder subscription revenue was derived from multiple-month subscriptions and approximately 8% of CareerBuilder subscription revenue was derived from individual postings. Other services included in revenue are advertising fees and recruiting service fees.

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

     CareerBuilder is party to a joint marketing and sales representative agreement with Automatic Data Processing, Inc. ("ADP"). Pursuant to the joint marketing and sales representative agreement, ADP receives a percentage of the total monthly revenue received by CareerBuilder from orders procured by ADP. This sales commission fee is included in CareerBuilder's cost of revenue and ranges from 33% to 50%. The sales commission fee as a percentage of revenue varies based on the relative job posting activity of these customers between CareerBuilder.com and the other sites on the CareerBuilder Network. CareerBuilder recognizes all of the revenue derived from the ADP sales channel. ADP is generally responsible for billing and collecting from these customers on CareerBuilder's behalf. Revenue from orders procured by ADP accounted for approximately 35% of CareerBuilder's total revenue for both the quarter ended June 30, 2000 and for the six months ended June 30, 2000.

     CareerBuilder's cost of revenue as a percentage of total revenue has increased in 2000 relative to 1999. This increase primarily resulted from an increase in fees paid to members of the CareerBuilder Network due to network revenue growth.

     In connection with the execution of the joint marketing and sales representative agreement and its amendment and the sale of shares of Series D preferred stock to ADP, CareerBuilder issued a warrant to ADP, which vests in three installments. The first installment of 380,000 shares vested at the signing of the amendment. In addition, if and when ADP achieves specified revenue milestones, CareerBuilder could incur additional equity-based expenses that could be substantial. For more information regarding the ADP warrant and these potential expenses, see "Certain Factors That May Affect Future
Results -- We could be required to record significant expenses if ADP achieves revenue goals." In addition to the ADP and Microsoft warrants, CareerBuilder also issued two warrants representing the right to purchase up to an aggregate of 147,321 shares of Common Stock in connection with an agreement with NBC Multimedia, Inc., an affiliate member of the CareerBuilder Network. CareerBuilder recognized approximately $960,000 of expense related to the ADP, NBC, and Microsoft warrants in the second quarter of 2000 and expects to recognize approximately $5.5 million of expense related to these warrants between 2000 and 2002, ratably, based on the duration of these agreements.

     Under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon web site traffic goals. The Microsoft career site was launched in late September 1999 and as of June 30, 2000, approximately $1.2 million in fees due Microsoft had been incurred and $878,000 had been paid.

     CareerBuilder has incurred substantial net losses in every fiscal period since its inception in November 1995 and as of June 30, 2000 had an accumulated deficit of $68.2 million. Such net losses and the accumulated deficit resulted from CareerBuilder's significant costs incurred in developing and marketing its online recruitment offerings, including establishing the CareerBuilder Network.

     On July 16, 2000, CareerBuilder, Inc. (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Career Holdings, Inc. and CB Acquisition Corp. (the "Sub"), each a newly formed Delaware corporation that is directly or indirectly owned jointly by Tribune Company ("TC"), a Delaware corporation, and Knightridder.com ("KR"), a Delaware corporation and wholly owned subsidiary of Knight Ridder, Inc. Under the Merger Agreement, Sub commenced on July 25, 2000, a tender offer (the "Offer") to purchase all of the outstanding shares of common stock, par value $0.001 per share, of the Company (the "Shares"), at a purchase price of $8.00 per Share, net to the seller in cash, without interest thereon (the "Offer Price").

     Pursuant to the Merger Agreement, following the completion of the Offer and the satisfaction or waiver of certain other conditions, Sub will be merged with and into the Company (the "Merger") with the Company being the surviving corporation. In the Merger, each outstanding Share (other than (i) Shares held by the Company, (ii) Shares held by Parent or its wholly owned subsidiaries, and
(iii) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive the Offer Price. In connection with the Merger Agreement, TC, KR and Parent entered into an Investment Agreement dated July 16, 2000 (the "Investment Agreement"), to which the Company is an express third party beneficiary.

     The Offer is conditioned on, among other things, Tribune and Knight Ridder acquiring at least a majority of the outstanding stock of CareerBuilder on a fully diluted basis. Holders of approximately 44% of the outstanding shares of CareerBuilder have entered in stockholder agreements (the "Stockholder Agreements") pursuant to which they have agreed to tender their shares in the Offer and to vote their shares in favor of the merger agreement and against any other transaction, subject to the provisions of the Stockholder Agreement. The transaction is subject to other customary conditions, including Hart-Scott-Rodino Act anti-trust clearance.

     The Company, the members of its Board of Directors, Knight-Ridder, Inc. and Tribune Company were named as defendants in two shareholder lawsuits, (i) Caroline Teitelbaum v. Peter J. Barris, David C. Wetmore, Gary C. Butler, Robert
J. McGovern, James A. Tholen, CareerBuilder, Inc., CB Acquisition Corp., Career Holdings, Inc., Knight-Ridder, Inc. and Tribune Company, and (ii) Charles Smith
v. Robert J. McGovern, James A. Winchester, Peter J. Barris, David C. Wetmore, Gary C. Butler, CareerBuilder, Inc., Knight-Ridder, Inc. and Tribune Company, filed on July 18 and July 25, 2000, respectively, in the Court of Chancery of the state of Delaware in connection with the proposed acquisition of the Company by affiliates of Knight-Ridder, Inc. and Tribune Company. Each of the lawsuits in general alleges that the members of the Company's Board of Directors have breached their fiduciary duties by approving the transaction and that the consideration received by the Company's shareholders in connection with the transaction would be inadequate. The plaintiffs seeks injunctive relief against the transaction or if consummated, recission of the transaction and/or damages. CareerBuilder believes that the lawsuits are without merit and intend to defend the claims vigorously.

     A copy of each of the Merger Agreement, the Investment Agreement, a form of the Stockholder Agreement and the press release announcing the transaction are filed on a current report on Form 8-K filed by the company on July 18, 2000.

     Please note that there can be no assurance that the conditions to the Offer will be met or that the Merger will be consummated.

RESULTS OF OPERATIONS
THREE AND SIX-MONTH COMPARISONS

  REVENUE

     CareerBuilder total revenue increased 111% from $3.3 million for the quarter ended June 30, 1999 to $6.9 million for the quarter ended June 30, 2000. Total revenue also increased 106% from $6.1 million for the six months ended June 30, 1999 to $12.5 million for the six months ended June 30, 2000. The increases in total revenue were primarily due to an increase in subscriptions to the CareerBuilder Network as well as an increase in revenue per customer. This was a result of increased direct and telesales efforts and increased marketing and promotional activities. Revenue derived from ADP's efforts comprised 39% of total revenue for the quarter ended June 30, 1999 and 35% for the quarter ended June 30, 2000; revenues derived from ADP's efforts comprised of 37% of total revenue for the six months ended June 30, 1999 and 35% for the six months ended June 30, 2000.

  COST OF REVENUE

     Cost of revenue consists of commissions paid to ADP for its sales of CareerBuilder's online recruitment offerings, fees paid to CareerBuilder Network affiliates, and expense associated with the cost of hosting the career sites on the CareerBuilder Network, including depreciation. Cost of revenue also includes expenses associated with customer support and the delivery of professional services. Cost of revenue increased 149% from $1.5 million for the quarter ended June 30, 1999 to $3.6 million for the quarter ended June 30, 2000 and as a percentage of total revenue increased from 45% for 1999 to 53% for the quarter ended June 30, 2000. Cost of revenue increased 157% from $2.6 million for the six months ended June 30, 1999 to $6.6 million for the six months ended June 30, 2000 and as a percentage of revenue increased from 42% for the six months ended June 30, 1999 to 53% for the six months ended June 30, 2000. These increases were primarily due to commissions paid to ADP and fees paid to the members of the CareerBuilder Network which increase in absolute dollars as revenues increased. Other expenses include depreciation associated with hosting the career sites on the CareerBuilder Network and expenses associated with customer support and network operations.

  OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotional expenses, trade show expenses, advertising and marketing fees paid to members of the CareerBuilder Network and depreciation expense on sales and marketing related assets. Sales and marketing expenses increased 132% from $5.1 for the quarter ended June 30, 1999 to $11.8 million for quarter ended June 30, 2000. Sales and marketing expenses increased 140% from $9.7 million for the six months ended June 30, 1999 to $23.3 million for the six months ended June 30, 2000. The increase in sales and marketing expenses for the quarter ended June 30, 2000 was primarily due to an increase in costs related to the development of CareerBuilder's marketing and branding campaigns and hiring additional sales and marketing personnel.

     Product Development. Product development expenses include expenses for research, design and development of CareerBuilder's proprietary technology incorporated in the CareerBuilder Network offerings, and expenses associated with operating the CareerBuilder Network. Product development expenses increased 79% from approximately $455,000 for the quarter ended June 30, 1999 to $814,000 for the quarter ended June 30, 2000. Product development expenses increased 33% from $1.1 million for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative, technical support and executive staff, fees for professional services, bad debt expense, depreciation expense for property and equipment not associated with hosting career sites and general office expenses. General and administrative expenses increased 52% from $1.0 million for the quarter ended June 30, 1999 to $1.6 million for the quarter ended June 30, 2000. General and administrative expenses increased 74% from $1.7 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. The increase in general and administrative expenses was due primarily to the costs associated with developing the infrastructure necessary for supporting a growing public company such as directors and officers insurance, increased legal fees and an increase in administrative personnel. In February, 2000 the Company relocated its corporate headquarters which resulted in a loss on the disposal of furniture and fixtures and the write-off of leasehold improvements totaling $279,000.

  EQUITY-BASED EXPENSE

     Equity-based expense of $960,000 for the quarter ended June 30, 2000, and $1.9 million for the six months ended June 30, 2000 consists of expenses related to the issuance of warrants to Microsoft, ADP and NBC. Equity based expense for the quarter ended June 30, 1999 amounted to $715,000 and for the six months ended June 30, 1999 amounted to $791,000.

  NET INTEREST INCOME (EXPENSE)

     Net interest income was approximately $344,000 for the quarter ended June 30, 1999 and $680,000 for the quarter ended June 30, 2000. Net interest income was approximately $240,000 for the six months ended June 30, 1999 and $1.4 million for the six months ended June 30, 2000. Interest income was attributable to cash, cash equivalents and short-term investments primarily attributable to the net proceeds received by CareerBuilder from its initial public offering of Common Stock and from the Microsoft investment in May 1999.

  TAXES

     CareerBuilder has incurred significant operating losses for all periods from its inception in November 1995 through June 30, 2000. CareerBuilder has recorded a valuation allowance for 100% of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. Accordingly, no income tax benefits have been recognized in any periods. Due to the Company's initial public offering in 1999, a change in control as defined under section 382 of the Internal Revenue Code of 1986, as amended, has occurred. This change in control limits the amount of net operating loss that the Company will be able to carry forward and potentially utilize. The pending merger will further limit the carry forward of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, CareerBuilder has financed its activities primarily through proceeds from private placements of equity securities, and its initial public offering, totaling approximately $107.7 million through May 17, 1999.

     Net cash used in operating activities was $8.9 million and $18.4 million for the six months ended June 30, 1999 and June 30, 2000, respectively. Net cash used in operating activities resulted from net operating losses and increases in accounts receivable, partially offset by increases in accrued expenses.

     Cash provided by financing activities was $85.4 million and $349,000 for the six months ended June 30, 1999 and June 30, 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 2000, was due to the exercise of stock options. For the six months ended June 30, 1999, net cash provided by financing activities was due primarily to proceeds from the initial public offering and the investment from Microsoft Corporation.

     In February 2000, the Company entered into a new revolving line of credit facility with PNC Bank. The revolving credit facility is in the amount of $2,000,000, for a term of 2 years, which expires in February 2002 and is secured by its cash balance collateral at an interest rate of the bank's prime rate plus 1/2%. The Company has issued a $1,600,000 letter of credit thereby reducing the Company's available credit by that amount. No other borrowings against this line of credit have been taken of June 30, 2000.

     As of June 30, 2000, CareerBuilder had $44.8 million of cash and cash equivalents.

     CareerBuilder anticipates it will spend up to $4.1 million for capital equipment in the remainder of 2000. CareerBuilder has also entered into agreements to pay advertising and marketing fees to three of its current CareerBuilder Network affiliates of $485,000 in the second quarter of 2000. In addition, under its service and distribution agreement with Microsoft, CareerBuilder may be required to pay to Microsoft up to $3.0 million in 2000 and up to $1.8 million in 2001 if Microsoft achieves agreed upon website traffic goals. The Microsoft career site was launched in late September 1999 and as of June 30, 2000, $1.2 million has been incurred under the agreement and CareerBuilder has paid $878,000 to Microsoft.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial net losses in every fiscal period since we began operations. For the quarter ended June 30, 2000, our net loss was $11.3 million as of June 30, 2000, our accumulated deficit was approximately $68.2 million. We are not certain when we will become profitable, if at all. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. We have generated relatively small amounts of revenue until recent fiscal quarters, while increasing operating expenditures in all areas, particularly in sales and marketing. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

     - ADP is our principal sales channel for customers with 100 to 1,000 employees and represented approximately 35% of our total revenue for the quarter ended June 30, 2000; we have no control over ADP's selling efforts and these efforts will significantly affect our results of operations in any quarter;

     - customers may choose to pay for our services on a per-job posting basis, instead of a multi-month subscription basis; to the extent a greater proportion of our revenue is attributable to customers who choose to pay on a per-job posting basis, our operating results may fluctuate to a greater extent from period to period; revenue attributable to customers who chose to pay on a per-job posting basis accounted for approximately 8% of our total revenue for the quarter ended June 30, 2000;

     - our cost of revenue, and therefore our operating results, are affected by the allocation of our customers' job advertisements among the CareerBuilder.com site and the other sites on the CareerBuilder Network; and

     - our cost of revenue is affected by the relative mix of sales between our sales force and sales made through ADP; for the six months ended June 30, 2000, we paid sales commissions to ADP of $1.8 million.

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

WE ARE DEPENDENT ON ADP'S SALES FORCE FOR A SIGNIFICANT PORTION OF OUR REVENUE

     ADP is our principal sales channel for customers with between 100 and 1,000 employees. Sales of our offerings by ADP accounted for approximately 35% of our total revenue for the quarter ended June 30, 2000. Our existing agreement with ADP may be terminated by ADP at any time after

January 2002 upon 120 days notice. It is possible that ADP's sales force will not continue to market our services beyond January 2002.

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

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE "CAREERBUILDER.COM" BRAND NAME

     We believe that continuing to build awareness of the "CareerBuilder.com" brand name is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. From November 1995 to

June 30, 2000, we have recorded approximately $68.8 million in sales and marketing expenses. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     As of June 30, 2000, the Company had cash and cash equivalents of $44.8 million. We anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional capital, however, to fund more rapid expansion, both in the United States and internationally, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary services, businesses or technologies. We have raised capital through the issuance of equity securities four times since January 1998. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS OUR STOCK PRICE

     Delaware corporate law and our certificate of incorporation and by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of CareerBuilder or our management without the approval of the Board of Directors. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

     For more information concerning the proposed acquisition of the Company, see Part II, Item 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no long term debt as of June 30, 2000. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

                                    PART II.
                               OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company, the members of its Board of Directors, Knight-Ridder, Inc. and Tribune Company were named as defendants in two shareholder lawsuits, (i) Caroline Teitelbaum v. Peter J. Barris, David C. Wetmore, Gary C. Butler, Robert
J. McGovern, James A. Tholen, CareerBuilder, Inc., CB Acquisition Corp., Career Holdings, Inc., Knight-Ridder, Inc. and Tribune Company, and (ii) Charles Smith
v. Robert J. McGovern, James A. Winchester, Peter J. Barris, David C. Wetmore, Gary C. Butler, CareerBuilder, Inc., Knight-Ridder, Inc. and Tribune Company, filed on July 18 and July 25, 2000, respectively, in the Court of Chancery of the state of Delaware in connection with the proposed acquisition of the Company by affiliates of Knight-Ridder, Inc. and Tribune Company. Each of the lawsuits in general alleges that the members of the Company's Board of Directors have breached their fiduciary duties by approving the transaction and that the consideration received by the Company's shareholders in connection with the transaction would be inadequate. The plaintiffs seeks injunctive relief against the transaction or if consummated, recission of the transaction and/or damages. CareerBuilder believes that the lawsuits are without merit and intend to defend the claims vigorously.

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

     As of June 30, 2000, approximately (i) $1,400,000 of the net proceeds of the Offering had been used to pay expenses incurred in connection with the Offering, (ii) $2,300,000 of the net proceeds had been used to pay all of the principal and accrued interest on a note payable to PNC Bank in connection with a bridge loan and (iii) $4,200,000 of the net proceeds had been used to purchase property and equipment. The remainder of the net proceeds of the Offering have been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for working capital and general corporate purposes. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company, or affiliate of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the stockholders at CareerBuilder's Annual Meeting of Stockholders held on May 11, 2000. Each of these matters were approved by a majority of the shares present at the meeting.

     1. The uncontested election of two Class I directors for a three-year term expiring in 2003 and until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                                                               VOTES       VOTES     VOTES
                                                                FOR       AGAINST   WITHHELD
                                                             ----------   -------   --------
Peter J. Barris............................................  18,090,780   42,276     0
David C. Wetmore...........................................  18,090,780   42,276     0

     CareerBuilder's Board of Directors is currently comprised of five members that are divided into three classes with overlapping three-year terms. The term for Class II director Gary C. Butler will expire at the annual meeting of stockholders to be held in 2001, and the term for Class III directors Robert J. McGovern and James A. Tholen will expire at the annual meeting of stockholders to be held in 2002.

     2. The ratification of the selection of KPMG LLP as the independent auditors of CareerBuilder for the year ending December 31, 2000. Results of the voting included 18,111,487 shares for, 12,050 shares against, and 9,519 shares abstained.

ITEM 5: OTHER INFORMATION

     On July 16, 2000, CareerBuilder, Inc. (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Career Holdings, Inc. and CB Acquisition Corp. (the "Sub"), each a newly formed Delaware corporation that is directly or indirectly owned jointly by Tribune Company ("TC"), a Delaware corporation, and Knightridder.com ("KR"), a Delaware corporation and wholly owned subsidiary of Knight Ridder, Inc. Under the Merger Agreement, Sub commenced on July 25, 2000, a tender offer (the "Offer") to purchase all of the outstanding shares of common stock, par value $0.001 per share, of the Company (the "Shares"), at a purchase price of $8.00 per Share, net to the seller in cash, without interest thereon (the "Offer Price").

     Pursuant to the Merger Agreement, following the completion of the Offer and the satisfaction or waiver of certain other conditions, Sub will be merged with and into the Company (the "Merger") with the Company being the surviving corporation. In the Merger, each outstanding Share (other than (i) Shares held by the Company, (ii) Shares held by Parent or its wholly owned subsidiaries, and
(iii) Dissenting Shares (as defined in the Merger Agreement))will be converted into the right to receive the Offer Price. In connection with the Merger Agreement, TC, KR and Parent entered into an Investment Agreement dated July 16, 2000 (the "Investment Agreement"), to which the Company is an express third party beneficiary.

     The Offer is conditioned on, among other things, Tribune and Knight Ridder acquiring at least a majority of the outstanding stock of CareerBuilder on a fully diluted basis. Holders of approximately 44% of the outstanding shares of CareerBuilder have entered in stockholder agreements (the "Stockholder Agreements") pursuant to which they have agreed to tender their shares in the offer and to vote their shares in favor of the merger agreement and against any other transaction, subject to the provisions of the Stockholder Agreement. The transaction is subject to other customary conditions, including Hart-Scott-Rodino Act anti-trust clearance.

     A copy of each of the Merger Agreement, the Investment Agreement, a form of the Stockholder Agreement and the press release announcing the transaction are filed on a current report on Form 8-K filed by the Company on July 18, 2000.

     Please note that there can be no assurance that the conditions to the Offer will be met or that they Merger will be consummated.

     The Company, the members of its Board of Directors, Knight-Ridder, Inc. and Tribune Company were named as defendants in two shareholder lawsuits, (i) Caroline Teitelbaum v. Peter J. Barris, David C. Wetmore, Gary C. Butler, Robert
J. McGovern, James A. Tholen, CareerBuilder, Inc., CB Acquisition Corp., Career Holdings, Inc., Knight-Ridder, Inc. and Tribune Company, and (ii) Charles Smith
v. Robert J. McGovern, James A. Winchester, Peter J. Barris, David C. Wetmore, Gary C. Butler, CareerBuilder, Inc., Knight-Ridder, Inc. and Tribune Company, filed on July 18 and July 25, 2000, respectively, in the Court of Chancery of the state of Delaware in connection with the proposed acquisition of the Company by affiliates of Knight-Ridder, Inc. and Tribune Company. Each of the lawsuits in general alleges that the members of the Company's Board of Directors have breached their fiduciary duties by approving the transaction and that the consideration received by the Company's shareholders in connection with the transaction would be inadequate. The plaintiffs seeks injunctive relief against the transaction or if consummated, recission of the transaction and/or damages. CareerBuilder believes that the lawsuits are without merit and intend to defend the claims vigorously.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1*      Agreement and Plan of Merger dated as of July 16, 2000 among
                Career Holdings, Inc., CB Acquisition Corp. and
                CareerBuilder, Inc.
   27.1       Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                only and not filed.
   99.1*      Investment Agreement dated as of July 16, 2000 among Tribune
                Company, Knightridder.com and Career Holdings, Inc.
   99.2*      Form of Stockholder Agreement
   99.3*      Text of Press Release dated July 17, 2000

---------------

* Incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K filed on July 18, 2000.

(b) Reports on Form 8-K.

     While there were no 8-K forms filed for the three months ended June 30, 2000, there was an 8-K filed on July 18, 2000 for the tender offer filed by Tribune Company and KnightRidder.com

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                     CAREERBUILDER, INC.

                                          By:    /s/ ROBERT J. MCGOVERN

                                            ------------------------------------
                                                     Robert J. McGovern
                                                  Chief Executive Officer

                                          By:      /s/ JAMES A. THOLEN

                                            ------------------------------------
                                                      James A. Tholen
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1*      Agreement and Plan of Merger dated as of July 16, 2000 among
                Career Holdings, Inc., CB Acquisition Corp. and
                CareerBuilder, Inc.
   27.1       Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                only and not filed.
   99.1*      Investment Agreement dated as of July 16, 2000 among Tribune
                Company, Knightridder.com and Career Holdings, Inc.
   99.2*      Form of Stockholder Agreement
   99.3*      Text of Press Release dated July 17, 2000

---------------
* Incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K filed on July 18, 2000.